Form 10-Q
period 1996-03-31
BARNETT INC
filed 1996-05-15
CIK 898172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                                             --------------

                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FROM     TO


Commission File Number 0-21728

                                  BARNETT INC.
                                  ------------
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                      59-1380437
            --------                                      ----------
   (State of Incorporation)                           (I.R.S. Employer
                                                  Identification Number)

          3333 LENOX AVENUE
        JACKSONVILLE, FLORIDA                                32254
        ---------------------                                -----
(Address of Principal Executive Offices)                  (Zip Code)

                                  (904)384-6530
                                  -------------
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
                                 --------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           Yes    X      No
                               -------      -------

13,078,000 shares of Common Stock, $.01 par value, were issued and outstanding as of May 7, 1996.

                                  BARNETT INC.
                                  ------------
                               INDEX TO FORM 10-Q
                               ------------------





                                                                            PAGE
                                                                            ----


PART I.  FINANCIAL INFORMATION
- - ------------------------------

Item 1.     Financial Statements (Unaudited)

            Condensed Statements of Income for the Nine
            Months and Three Months Ended March 31, 1996
            and 1995.....................................................     3

            Condensed Balance Sheets as of March 31, 1996
            and June 30, 1995............................................   4-5

            Condensed Statements of Cash Flows for the
            Nine Months Ended March 31, 1996 and
            1995.........................................................     6

            Notes to Condensed Financial
            Statements...................................................   7-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................  9-14


PART II. OTHER INFORMATION
- - --------------------------

Item 6.     Exhibits and Reports on Form 8-K.............................    15


SIGNATURES
- - ----------


EXHIBIT INDEX
- - -------------

PART I.  FINANCIAL INFORMATION
         ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                                  BARNETT INC.
                                  ------------
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (UNAUDITED)
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Nine Months Ended                        Three Months Ended
                                                                     March 31,                                 March 31,
                                                                     ---------                                 ---------
                                                              1996             1995                     1996               1995
                                                              ----             ----                     ----               ----

Net sales                                                  $ 93,399             $ 81,091             $ 32,884           $ 28,852

Cost of sales                                                62,290               53,466               22,032             18,999
                                                            -------              -------              -------            -------
Gross profit                                                 31,109               27,625               10,852              9,853

Selling, general and
  administrative expenses                                    19,585               17,508                6,830              6,220

Corporate charge                                              1,342                1,246                  451                671
                                                            -------              -------              -------            -------
Operating income                                             10,182                8,871                3,571              2,962

Interest expense                                              1,909                1,578                  674                554
                                                            -------              -------              -------            -------
Income before income taxes                                    8,273                7,293                2,897              2,408

Provision for income taxes                                    3,061                2,690                1,059                890
                                                            -------              -------              -------            -------
Net income                                                 $  5,212             $  4,603             $  1,838           $  1,518
                                                            =======              =======              =======            =======
Primary and full diluted
  earnings per share:                                      $   0.44             $   0.39             $   0.15           $   0.13
                                                            =======              =======              =======            =======
Average shares outstanding                                   11,952               11,952               12,039             12,039
                                                            =======              =======              =======            =======

PRO FORMA ADJUSTED FOR INITIAL
  PUBLIC OFFERING:
Income before income taxes                                 $  8,273             $  7,293             $  2,897           $  2,408

Add:   Corporate charge                                       1,342                1,246                  451                671
       Interest expense                                       1,909                1,578                  674                554
Less:  Public company costs                                     150                  150                   50                 50
                                                            -------              -------              -------            -------
Pro Forma income before income
  taxes                                                      11,374                9,967                3,972              3,583

Provision for income taxes                                    4,208                3,688                1,470              1,326
                                                            -------              -------              -------            -------
Pro Forma net income                                       $  7,166             $  6,279             $  2,502            $ 2,257
                                                            =======              =======              =======             ======
Pro Forma primary and fully
  diluted earnings per share:                              $   0.45             $   0.40             $   0.16            $  0.14
                                                            =======              =======              =======             ======
Pro Forma average shares outstanding:
  Primary                                                    15,840               15,840               15,840             15,840
                                                            =======              =======              =======            =======
  Fully diluted                                              15,860               15,860               15,860             15,860
                                                            =======              =======              =======            =======


            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                        MARCH 31, 1996 AND JUNE 30, 1995

                                 (IN THOUSANDS)

                                     ASSETS



                                                                                                March 31,           June 30,
                                                                                                  1996                1995
                                                                                               (Unaudited)         (Audited)
                                                                                               -----------         ---------
         CURRENT ASSETS:
           Cash                                                                                  $  1,240          $  1,155
           Accounts receivable, net                                                                15,871            14,481
           Inventories                                                                             24,154            24,515
           Prepaid expenses                                                                           785             1,005
                                                                                                  -------           -------
             Total current assets                                                                  42,050            41,156
                                                                                                  -------           -------

         PROPERTY AND EQUIPMENT:
           Leasehold Improvements                                                                   4,285             3,889
           Machinery and Equipment                                                                  9,906             8,718
                                                                                                  -------           -------
                                                                                                   14,191            12,607
             Less accumulated depreciation and amortization                                        (7,837)           (6,575)
                                                                                                  -------           -------
           Property and equipment, net                                                              6,354             6,032

         COST OF BUSINESSES IN EXCESS
            OF NET ASSETS ACQUIRED, NET                                                             3,612             3,708

         OTHER ASSETS                                                                               1,334             1,517
                                                                                                  -------           -------
                                                                                                 $ 53,350          $ 52,413
                                                                                                  =======           =======


            The accompanying Notes to Condensed Financial Statements
                   are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                        MARCH 31, 1996 AND JUNE 30, 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                              March 31,              June 30,
                                                                                                1996                   1995
                                                                                             (Unaudited)            (Audited)
                                                                                             -----------            ---------
CURRENT LIABILITIES:
  Accounts payable                                                                             $ 14,487             $ 10,765
  Accrued liabilities                                                                             1,591                1,220
                                                                                                -------              -------
      Total current liabilities                                                                  16,078               11,985
                                                                                                -------              -------

LONG-TERM DEBT                                                                                   21,917               18,126

PUSH-DOWN BANK DEBT                                                                               1,083                4,874

NOTE PAYABLE TO WAXMAN USA INC.                                                                  22,000                    -

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $.10 par value per share: Authorized 10,000 shares;
    Issued and outstanding 2,591 shares at March 31, 1996 and June 30, 1995:
    Preferred stock, Series A, $.10 par value per share:
      Authorized, issued and outstanding 2,591 at
      March 31, 1996 and June 30, 1995                                                              259                  259
  Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    9,318 at March 31, 1996 and June 30, 1995                                                        93                   93
  Paid-in capital                                                                                 8,068                8,068
  Retained earnings                                                                               6,838               20,054

  Advances to Waxman Industries, Inc.                                                           (22,986)             (11,046)
                                                                                                -------              -------

    Total stockholders' (deficit) equity                                                         (7,728)              17,428
                                                                                                -------              -------
                                                                                               $ 53,350             $ 52,413
                                                                                                =======              =======



            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.
                                  -----------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                 (IN THOUSANDS)



                                                                                              1996                 1995
                                                                                            -------              -------

CASH FLOWS FROM OPERATING ACTIVITIES:
- - -------------------------------------
  Net income                                                                               $  5,212             $  4,603
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                           1,556                1,500
  Changes in assets and liabilities:
   (Increase) in accounts receivable, net                                                    (1,390)                (901)
    Decrease in inventories                                                                     361                  612
    Decrease (increase) in prepaid expenses                                                     220                  (16)
    Increase in accounts payable                                                              3,722                1,058
    Increase in accrued liabilities                                                             371                  298
                                                                                            -------              -------

      Net Cash Provided by Operating Activities                                              10,052                7,154
                                                                                            -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
- - -------------------------------------
  Capital expenditures, net                                                                  (1,584)              (1,775)
  Change in other assets                                                                        (15)                 (13)
                                                                                            -------              -------

      Net Cash (Used in) Investing Activities                                                (1,599)              (1,788)
                                                                                            -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
- - -------------------------------------
  Borrowings under credit agreements                                                         97,682               87,510
  Repayments under credit agreements                                                        (93,891)             (84,744)
  Push-down debt                                                                             (3,791)              (2,766)
  Advances to Waxman Industries, Inc.                                                       (11,940)              (8,049)
  Capital contribution from Waxman
    Industries, Inc.                                                                          3,572                2,602
                                                                                            -------              -------

      Net Cash (Used in) Financing Activities                                                (8,368)              (5,447)
                                                                                            --------             -------

NET INCREASE (DECREASE) IN CASH                                                                  85                  (81)

BALANCE, BEGINNING OF PERIOD                                                                  1,155                  834
                                                                                            -------              -------

BALANCE, END OF PERIOD                                                                     $  1,240             $    753
                                                                                            =======              =======




            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (UNAUDITED)

                                 MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the nine months and three months ended March 31, 1996 and 1995, the condensed balance sheet as of March 31, 1996 and the condensed statements of cash flows for the nine months ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, these financial statements include all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1996 and for all periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form S-1 filed with the Securities and Exchange Commission with respect to the Public Offering as explained in Note 7.

NOTE 2 - BUSINESS
         --------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers; the Company distributes its products to over 41,000 customers.

NOTE 3 - INCOME TAXES
         ------------

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

Commencing July 1, 1994, the Company began participating in a tax sharing agreement with Waxman Industries, Inc. ("Waxman"), the Company's former indirect parent. Under this agreement, the Company's federal tax liability was equal to the lesser of the federal tax liability calculated on a stand-alone basis or Waxman's federal tax liability. As Waxman had $75.0 million of available domestic net operating loss carryforwards at June 30, 1995 for income tax purposes, which will expire through 2010, the Company had no liability for federal taxes at June 30, 1995. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. As a result of the Public Offering, as explained in Note 7, the Company will no longer be included in Waxman's consolidated tax return. Therefore, Waxman's remaining net operating loss carryforwards will not be available to offset the Company's taxable income after April 3, 1996, the consummation date of the Public Offering. Deferred taxes and amounts payable to Waxman are included in Advances to Waxman Industries, Inc. in the accompanying balance sheets.

NOTE 4 - IMPACT OF NEW ACCOUNTING STANDARDS
         ----------------------------------

The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS No. 123, "Accounting for Stock-Based Compensation." Management does not anticipate that the adoption of SFAS No. 121 will have a material impact on the financial statements as the carrying value of long-lived assets is deemed to be recoverable. Management is currently evaluating the impact, if any, the adoption of SFAS No. 123 will have on the financial statements. Management expects to adopt SFAS No. 121 by June 30, 1996 and SFAS No. 123 when practicable, but no later than the first quarter of fiscal 1997.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the nine months ended March 31, 1996 and 1995 included income taxes of $0.3 million and $0.2 million and interest of $1.5 million and $1.2 million, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY
         --------------------

At June 30, 1995, the Company's capital structure consisted of 3 shares of authorized common stock, $.01 par value per share, of which .05 shares were issued and outstanding. In connection with the Public Offering, as explained in
Note 7, the Company (i) filed an Amended and Restated Certificate of Incorporation which increased the authorized number of shares of common stock to 40,000, (ii) effected a 238,180 for 1 stock split and (iii) authorized 10,000 shares of preferred stock and issued to Waxman USA Inc. ("Waxman USA"), a subsidiary of Waxman, 2,591 shares of Series A Preferred Stock in exchange for 2,591 shares of common stock held by Waxman USA. This change has been retroactively reflected in the accompanying condensed balance sheets.

In addition, the Company declared a dividend to Waxman USA on March 22, 1996 evidenced by a $22.0 million note bearing interest at a rate equal to 10% per annum, payable over a 10-year period and providing for mandatory prepayments in the event of and with all of the net proceeds of any sale of equity securities or the incurrence by the Company of any new indebtedness for borrowed money. In connection with the consummation of the Public Offering on April 3, 1996, all advances due from Waxman Industries, Inc. were eliminated and charged against retained earnings. The elimination of advances in excess of retained earnings was charged to paid-in capital.

NOTE 7 - SUBSEQUENT EVENTS AND RELATED MATTERS
         -------------------------------------

On February 1, 1996, the Company filed a registration statement with the Securities and Exchange Commission with respect to an initial public offering (the "Public Offering") of its common stock. On March 28, 1996, the registration statement with respect to the Public Offering was declared effective and on April 3, 1996 the Public Offering was consummated. In such offering, 7,207 shares, representing approximately 55.1% of the Company's common stock, were sold in the aggregate by the Company and Waxman USA at an initial public offering price per share of $14.00 resulting in aggregate net proceeds to the Company of approximately $48.5 million. As a result of Waxman USA's ownership of certain convertible non-voting preferred stock of the Company, Waxman USA beneficially owns approximately 49.9% of the Company's common stock and approximately a 54% economic interest of the capital stock of the Company.

Of the $48.5 million of net proceeds received by the Company in the Public Offering, the Company used (i) approximately $23.0 million to repay all of the outstanding indebtedness borrowed by it under a secured credit facility ("Operating Companies Revolving Credit Facility"), (ii) $22.0 million to pay a dividend evidenced by a note payable to Waxman USA and (iii) $3.5 million for working capital.

In connection with the Public Offering, the Company entered into a revolving credit agreement with First Union National Bank of Florida ("First Union") for an unsecured three-year credit facility providing for borrowings of up to $15.0 million including a letter of credit subfacility of $4.0 million. Borrowings under this facility will bear interest, at the Company's option, at the prime rate of First Union minus 75 basis points or LIBOR plus 100 basis points. The credit facility will provide funds for working capital and general corporate purposes. The credit facility contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The Company is not subject to these financial covenants until the fourth quarter of its fiscal year ending June 30, 1996.

In connection with the Public Offering, the pro forma income statement data and pro forma earnings per share data present the results of the Company for the nine months and three months ended March 31, 1996 after giving effect to each of the following, in each case as if each had occurred as of the beginning of the period: (i) the elimination of the corporate charge paid to Waxman, (ii) the sale by the Company of 3,760 shares of common stock offered thereby resulting in net proceeds of $48.5 million, as described earlier in this note, used primarily to repay indebtedness of the Company, thereby resulting in the elimination of interest expense, and (iii) the incurrence of public company costs. The pro forma income statement data does not include a one-time non-cash extraordinary charge of $0.7 million (net of applicable income tax of $0.4 million), or $.05 per share, that will be incurred as a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under the Operating Companies Revolving Credit Facility, which indebtedness included push-down bank indebtedness from Waxman USA. The Company will record this charge in the quarter ending June 30, 1996, the period in which the Public Offering was consummated. Pro forma primary and fully diluted earnings per share totaled 15,840 and 15,860, respectively, for the nine months and three months ended March 31, 1996. Pro forma average shares outstanding include the issuance of stock options on March 29, 1996 to certain key employees of the Company.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

OVERVIEW
- - --------

The Company and Waxman USA successfully completed an initial public offering on April 3, 1996 resulting in net proceeds of approximately $48.5 million to the Company. The proceeds were used to repay approximately $23.0 million of outstanding indebtedness borrowed by it under the Operating Companies Revolving Credit Facility, to pay a $22.0 million dividend evidenced by a note payable to Waxman USA and to use approximately $3.5 million for working capital. See Note 7 for a further discussion of the Public Offering.

The Company's ability to fully effectuate its growth strategy was significantly constrained during the past three years as a result of Waxman's highly leveraged capital structure. As a consequence of these liquidity constraints, the Company pursued its growth strategy by utilizing the limited working capital available to it to support and expand its operations.

The financial statements have been adjusted to reflect push-down adjustments from Waxman, consisting of certain bank indebtedness which was repaid by the

Company on April 3, 1996 with $23.0 million of its net proceeds from the Public Offering and which was secured by the inventories, accounts receivable, general intangibles and other unencumbered assets of the Company. The push-down bank indebtedness consisted of $1.1 million and $4.9 million for the nine months ended March 31, 1996 and 1995, respectively, and creates the appearance of greater indebtedness than was actually borrowed directly by the Company. Related interest expense and debt issue costs have also been pushed down having the effect of creating higher interest expense than was actually paid by the Company during those periods. Interest expense, including amortization of debt issue costs totaled $1.9 million and $1.6 million for the nine months ended March 31, 1996 and 1995, respectively, and $0.7 million and $0.6 million for the three months ended March 31, 1996 and 1995, respectively.

The Company's net income for fiscal 1996 will include the effect of a one-time, non-cash extraordinary charge of $0.7 million (net of applicable tax of $0.4 million), or $.05 per share, that will be incurred as a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under the Operating Companies Revolving Credit Facility, which indebtedness includes push-down bank indebtedness from Waxman. The Company will record this charge in the quarter ending June 30, 1996, the period in which the prepayment occurred.

Management fees charged to the Company by Waxman are included as corporate charge in the Company's financial statements. Since July 1, 1994, in accordance with the prior Intercorporate Agreement among the Company, Waxman and certain of its subsidiaries, the management fees charged to the Company were the lesser of 2% of net sales or the cost of providing services to the Company. In connection with the Public Offering, the prior Intercorporate Agreement was, with respect to the Company, replaced by a new Intercorporate Agreement under which Waxman will provide certain managerial, administrative and financial services to the Company, for which the Company will pay Waxman the allocable costs of the salaries and expenses of Waxman's employees rendering such services. The Company will also reimburse Waxman for actual out-of-pocket disbursements to third parties by Waxman required for the provision of such services. Subsequent to March 31, 1996, such payments to Waxman will be reported in the Company's financial statements as a component of general and administrative expenses.

Pursuant to the new Intercorporate Agreement, the Company will continue to provide certain services to the operating divisions of WOC Inc., a subsidiary of Waxman. Waxman will pay to the Company the allocable costs of the salaries and expenses of the Company's employees rendering such services. Waxman will also reimburse the Company for all actual out-of-pocket disbursements to third parties by the Company required for the provision of such services. For a full-year period, the Company expects that the net effect of the payments to be made and/or received pursuant to the new Intercorporate Agreement and the additional expenses of being an independent public company to be an incremental $200,000 of expenses.


                 NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                 ----------------------------------------------
                        NINE MONTHS ENDED MARCH 31, 1995
                        --------------------------------

NET SALES
- - ---------

Net sales increased $12.3 million, or 15.2%, to $93.4 million in the nine months ended March 31, 1996 from $81.1 million in the corresponding prior year period. Approximately 62.1% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 15 telesalespersons compared to the prior year period. Contributing to the overall increase in net sales was a net increase of 100 products offered by the Company since the beginning of fiscal 1996, which generated approximately

$4.6 million of the net sales increase during the period. Additionally, an increase in active customers to 41,000 from 37,000 in the comparable period accounted for approximately $3.5 million of the net sales increase during the nine month period.

Approximately $2.1 million of the Company's net sales increase is attributable to the Company's inclusion of direct sales in net sales commencing July 1, 1995. While these products are shipped directly to the customer from the original equipment manufacturer, the Company provides services to the customer and supplier including marketing, technical assistance and credit and collection activities. Prior to July 1, 1995, direct sales were included in the financial statements as a net reduction to cost of goods sold. On a comparable period to period basis, the Company's net sales increase for the nine months ended March 31, 1996 is approximately 13.6%.

GROSS PROFIT
- - ------------

Gross profit increased by 12.6% to $31.1 million in the nine months ended March 31, 1996 from $27.6 million in the corresponding prior year period. Gross profit margin decreased to 33.3% for the nine months ended March 31, 1996 from 34.1% for the same period last year primarily as a result of the increased revenues from the above mentioned direct ship programs. Restating the prior year to include revenues from the direct sales programs, gross profit margin decreased to 33.3% from 33.6% in the prior year period. The Company's gross profit margin was also unfavorably impacted by an atypical product mix related to inclement weather conditions in the Northeastern United States in January 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- - --------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 11.9%, to $19.6 million for the nine months ended March 31, 1996 from $17.5 million for the comparable prior year period. The increase is primarily due to the increased fixed costs, comprised mostly of occupancy costs and depreciation relating to the expansion of several distribution centers in the prior year, as well as increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 15 telesalespersons. The Company's fixed costs relate primarily to the Company's distribution center network and catalogs (excluding personnel costs) and its variable costs relate primarily to personnel and marketing efforts. SG&A expenses represented 21.0% of net sales in the nine months ended March 31, 1996, compared to 21.6% in the comparable period of 1995. The decrease in SG&A expenses as a percentage of net sales was principally due to the inclusion of direct sales in net sales this period and the leveraging of fixed costs, primarily administrative expenses, over a larger sales base.

CORPORATE CHARGE
- - ----------------

Corporate charges increased 7.7% to $1.3 million for the nine months ended March 31, 1996 from $1.2 million for the nine months ended March 31, 1995 and as a percentage of net sales decreased to 1.4% in fiscal 1996 from 1.5% in fiscal 1995. This decrease was primarily due to the decreased proportion of total corporate overhead allocated to the Company by Waxman. Corporate charges are allocations of expenses to the Company that Waxman incurs to support its corporate activities. These allocations will no longer be charged to the Company after March 31, 1996. As of March 31, 1996 Waxman and the Company entered into a new Intercorporate Agreement for services pursuant to which charges allocated to the Company will only include those expenses incurred by Waxman with respect to the Company which the Company believes will be considerably less than under the prior Intercorporate Agreement. These expenses will be included as a component of SG&A expenses beginning April 1, 1996 and are not expected to have a material impact on the Company's financial position.

INTEREST EXPENSE
- - ----------------

Interest expense increased to $1.9 million for the nine months ended March 31, 1996 from $1.6 million for the nine months ended March 31, 1995, an increase of 21.0%. This increase was primarily due to an increase in the weighted average interest rate of 9.4% in fiscal 1996 versus 9.0% in fiscal 1995 on the Company's outstanding indebtedness under the Operating Companies Revolving Credit Facility and push-down bank indebtedness. The increase in the weighted average interest rate was due to the increased amortization of debt issue costs and other financing fees in fiscal 1996 compared to the prior year period. Additionally, $0.1 million of the increase in interest expense was due to interest accrued on the dividend payable to Waxman USA as explained in Note 6.

As a result of the decision to retire the Company's borrowings under the Operating Companies Revolving Credit Facility with a portion of its net proceeds from the Public Offering, all periods included in these financial statements have been adjusted to reflect $23.0 million of borrowings. This amount represents the principal balance of the Company's borrowings under the Operating Companies Revolving Credit Facility at the time the Company's borrowings thereunder were repaid.

PROVISION FOR INCOME TAXES
- - --------------------------

The provision for income taxes increased $0.4 million or 13.8% to $3.1 million for the nine months ended March 31, 1996 from $2.7 million for the nine months ended March 31, 1995. The provision for income taxes for both periods represented approximately 37% of income before provision for income taxes.


                 THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
                 -----------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1995
                        ---------------------------------

NET SALES
- - ---------

Net sales increased $4.0 million, or 14.0%, to $32.9 million for the three months ended March 31, 1996 from $28.9 million in the corresponding prior year period, despite adverse weather conditions in the Northeastern United States in January 1996. Approximately 61.8% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 15 telesalespersons compared to the prior year period. Due to capital constraints of Waxman, the Company was unable to increase its net new product offerings in the current quarter. However, approximately $1.4 million of the overall increase in net sales was attributable to sales of new products introduced during the last twelve months. Additionally, active customers increased to 41,000 from 37,000 in the comparable prior year period, contributing approximately $1.4 million to the net sales increase during the period.

Approximately $0.9 million of the Company's net sales increase for the current quarter is attributable to the Company's inclusion of direct sales in net sales commencing July 1, 1995. While these products are shipped directly to the customer from the original equipment manufacturer, the Company provides services to the customer and supplier including marketing, technical assistance and credit and collection activities. Prior to July 1, 1995, direct sales were included in the financial statements as a net reduction to cost of goods sold. On a comparable period to period basis, the Company's net sales increase for the quarter is approximately 12.1%.

GROSS PROFIT
- - ------------

Gross profit increased by 10.1% to $10.9 million in the three months ended March 31, 1996 from $9.9 million in the corresponding prior year period. Gross profit margin decreased to 33.0% for the quarter from 34.2% for the same period last year primarily as a result of the increased revenues from the above mentioned direct ship programs. Restating the prior year to include revenues from the direct sales programs, gross profit margin decreased to 33.0% of net sales for the quarter from 33.6% in the prior year period resulting primarily from unfavorable product mix due to inclement weather conditions in the Northeastern United States in the month of January 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- - --------------------------------------------

SG&A expenses increased 9.8%, to $6.8 million for the three months ended March 31, 1996 from $6.2 million for the comparable prior year period. The increase is primarily due to the increased fixed costs, comprised mostly of occupancy costs and depreciation relating to the expansion of several distribution centers in the prior year, as well as increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 15 telesalespersons. The Company's fixed costs relate primarily to the Company's distribution center network and catalogs (excluding personnel costs) and its variable costs relate primarily to personnel and marketing efforts. SG&A expenses represented 20.8% of net sales in the three months ended March 31, 1996, compared to 21.6% in the comparable period of 1995. The decrease in SG&A expenses as a percentage of net sales was principally due to the inclusion of direct sales in net sales commencing July 1, 1995 and the leveraging of fixed costs, primarily administrative expenses, over a larger sales base.

CORPORATE CHARGE
- - ----------------

Corporate charges decreased 32.8% to $0.5 million for the three months ended March 31, 1996 from $0.7 million for the three months ended March 31, 1995 and as a percentage of net sales decreased to 1.4% in fiscal 1996 from 2.3% in fiscal 1995. This decrease was primarily due to the decreased proportion of total corporate overhead allocated to the Company by Waxman. Corporate charges are allocations of expenses to the Company that Waxman incurs to support its corporate activities. These allocations will no longer be charged to the Company after March 31, 1996. As of March 31, 1996 Waxman and the Company entered into a new Intercorporate Agreement for services pursuant to which charges allocated to the Company will only include those expenses incurred by Waxman with respect to the Company which the Company believes will be considerably less than under the prior Intercorporate Agreement. These expenses will be included as a component of SG&A expenses beginning April 1, 1996 and are not expected to have a material impact on the Company's financial position.

INTEREST EXPENSE
- - ----------------

Interest expense increased to $0.7 million for the three months ended March 31, 1996 from $0.6 million for the three months ended March 31, 1995, an increase of 21.7%. This increase was primarily due to the $0.1 million of accrued interest recorded on the dividend payable to Waxman USA as explained in Note 6.

As a result of the decision to retire the Company's borrowings under the Operating Companies Revolving Credit Facility with a portion of its net proceeds from the Public Offering, all periods included in these financial statements have been adjusted to reflect $23.0 million of borrowings. This amount represents the principal balance of the Company's borrowings under the Operating Companies Revolving Credit Facility at the time the Company's borrowings thereunder were repaid.

PROVISION FOR INCOME TAXES
- - --------------------------

The provision for income taxes increased $0.2 million or 19.0% to $1.1 million for the three months ended March 31, 1996 from $0.9 million for the three months ended March 31, 1995. The provision for income taxes for both periods represented approximately 37% of income before provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Prior to the Public Offering, the Company declared a dividend to Waxman USA evidenced by a $22.0 million note payable that required mandatory prepayment in the event of the Company's sale of its equity securities. The net proceeds of the Public Offering were $93.4 million. The Company used its portion (approximately $48.5 million) of such net proceeds (i) to repay its borrowings (approximately $23.0 million) under the Operating Companies Revolving Credit Facility, (ii) to pay the $22.0 million note payable to Waxman USA and (iii) to use $3.5 million for working capital.

At March 31, 1996, the Company had working capital of $26.0 million and a current ratio of 2.6 to 1.

Net cash provided by operating activities totaled $10.1 million for the nine months ended March 31, 1996 compared to $7.2 million for the nine months ended March 31, 1995.

Net cash used in investing activities totaled $1.6 million during the nine months ended March 31, 1996 compared to $1.8 million for the nine months ended March 31, 1995. These investments related primarily to capital expenditures for improved management information systems and expansion and/or relocation of several of the Company's distribution centers to accommodate new product offerings.

Net cash used in financing activities was $8.4 million for the nine months ended March 31, 1996 compared to $5.4 million for the nine months ended March 31, 1995. These amounts primarily represent advances to Waxman Industries, Inc. to satisfy its debt service obligations.

In connection with the Public Offering, the Company entered into a revolving credit agreement with First Union for an unsecured three-year credit facility providing for borrowings of up to $15.0 million including a letter of credit subfacility of $4.0 million. Borrowings under this facility will bear interest, at the Company's option, at the prime rate of First Union minus 75 basis points or LIBOR plus 100 basis points. The credit facility will provide funds for working capital and general corporate purposes. The credit facility contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The Company is not subject to these financial covenants until the fourth quarter of its fiscal year, June 30, 1996.

Historically, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations will continue to be sufficient to fund future growth. These funds, together with funds available under the bank credit facility discussed above, are expected to be sufficient to satisfy the Company's liquidity requirements for the next 18 months.

PART II. OTHER INFORMATION
- - --------------------------


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            a) See Exhibit 27.

            b) No Reports on Form 8-K were filed.



All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made, pursuant to the instructions to Part II.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BARNETT INC.
                                               ------------
                                               REGISTRANT






DATE:  MAY 15, 1996                            By: /s/ Andrea Luiga
                                                   ----------------
                                                   Andrea Luiga
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)

                                EXHIBIT INDEX
                                -------------



EXHIBIT                                                 PAPER (P) OR
- - -------                                                 ------------
NUMBER                  DESCRIPTION                     ELECTRONIC (E)
- - ------                  -----------                     --------------



(27)                    Financial Data Schedule
                        (submitted to the Securities
                        and Exchange Commission in
                        Electronic Format)                      E