Form 10-K405
period 1996-06-30
BARNETT INC
filed 1996-09-27
CIK 898172

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ----                     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
- ----          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-21728

                                  BARNETT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                             59-1380437
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

3333 LENOX AVENUE, JACKSONVILLE, FLORIDA                      32254
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (904) 384-6530

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                              (TITLE OF EACH CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety (90) days. Yes  X   No
                                                       ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

         Aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the NASDAQ National Market on September 24, 1996: $152,181,875

         Number of shares of Common Stock outstanding as of September 24, 1996:
14,398,000


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement in connection with its 1996 Annual Meeting of Stockholders is incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

                                     PART I


CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.


ITEM 1. BUSINESS

         On April 3, 1996, Barnett Inc., (the "Company") consummated an initial public offering, (the "Initial Public Offering") whereby 7,207,000 shares of common stock, $.01 par value (the "Common Stock"), of the Company representing approximately 55.1% of the outstanding shares of Common Stock, were sold by the Company and its former parent, Waxman USA Inc ("Waxman USA").

OVERVIEW

         The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 42,000 active customers throughout the United States. The Company offers approximately 8,500 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. The Company markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. The Company's staff of over 85 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 28 distribution centers strategically located in 28 major metropolitan areas throughout the United States. Through these local distribution centers, approximately 70% of the Company's orders are shipped directly to the customer, and in almost all cases, within the same day of receipt of the order. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers.

         The Company believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical and hardware products. The Company's approximately 600-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. The Company provides an updated version of its catalogs to its customers on average four times a year. To attract new customers and offer special promotions to existing customers, the Company supplements its catalogs with monthly promotional flyers. The Company's experienced and knowledgeable inbound telesales staff, located at the Company's centralized headquarters in Jacksonville, Florida, uses the Company's proprietary information systems to take customer orders as well as offer technical advice. The Company's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations, encourages additional purchases and solicits new customers. Targeted customer accounts are typically assigned an outbound telesalesperson in order to enhance customer relationships and improve customer satisfaction. The Company's high in-stock position and extensive network of local distribution centers enable it to fulfill approximately 94% of the items included in each customer order and provide rapid delivery.

         The Company has actively pursued increased sales of its private label products sourced primarily from foreign suppliers. During the fiscal year ended June 30, 1996, approximately 27.6% of the Company's net sales were attributable to sales of private label products. Many of the Company's private label products provide the customer with lower cost, high quality alternatives to brand name products, as well as providing the Company with higher profit margins. The Company's private label products are sold under brand names such as Premier(R), ProPlus(TM), Barnett(R) and Legend(TM).

INDUSTRY OVERVIEW

         The Company competes in a large and highly fragmented industry. The Company broadly defines its industry as the sale of plumbing, electrical and hardware products to primarily plumbing and electrical repair and remodeling contractors, maintenance managers and independent hardware stores. Plumbing and electrical contractors are primarily responsible for making repairs on a daily basis and generally do not have time to shop with multiple vendors. Plumbing and electrical contractors, therefore, value extensive product selection, convenient ordering, reliable, rapid delivery and other value-added services. In addition, such contractors typically operate with limited working capital, making competitive pricing important. Plumbing, electrical and hardware contractors have traditionally purchased supplies through a variety of distribution channels including:

         Local or Regional Broad-Line Suppliers. There are numerous broad-line suppliers offering product categories similar to those found in the Company's catalogs. Most of these suppliers are local or regional in scope. Although these competitors typically use a direct sales force, often supported by a manufacturer's catalog, they are smaller and therefore tend to offer brand name products only, and fewer services than offered by the Company. However, many of these suppliers offer a greater breadth of products than the Company.

         Specialty Suppliers. Specialty suppliers focus on a single product category, such as plumbing or electrical supplies and often offer a greater number of products within their product categories. Specialty suppliers are typically local or regional in scope and cannot provide the one-stop shopping sought by many of the Company's customers.

         Industrial Suppliers. There are a few industrial suppliers that include a limited selection of products in their merchandise mix but do not focus on the Company's target markets.

         Mail Order Distributors. There are several mail order catalog distributors that offer a broad selection of repair and maintenance products, have multiple distribution centers and offer rapid delivery services. However, these companies generally do not have a significant telesales staff or the Company's geographic scope and typically focus on fewer customer segments.

BUSINESS STRENGTHS

         The Company's strategy is to continue to be a high-volume, cost efficient direct marketer of competitively priced plumbing, electrical and hardware products, providing superior customer service. The Company believes that the following business strengths are the key elements of this strategy:

         Direct Marketing Sales Approach. The Company displays and promotes its products through three comprehensive professional contractor, hardware and maintenance catalogs targeted, respectively, to such major customer groups as professional plumbing and electrical repair and remodeling contractors, hardware stores and maintenance managers. The Company mailed its first catalog in 1958 and currently mails its principal catalog to the 42,000 active customers on its proprietary mailing list. These mailings are supplemented with direct mail promotional flyers to existing and potential customers on a monthly basis. Typical catalogs mailed by the Company contain over 8,500 items and are approximately 600 pages in length. The Company's objective is to leverage its direct sales experience to sell a broader array of products to a larger number of customers. The Company's comprehensive catalogs provide its customers with the opportunity to purchase a substantial portion of their plumbing, electrical and hardware supplies from a single vendor.

         Sophisticated Data Based Telesales. During fiscal 1996, approximately 75.7% of the Company's net sales were generated through the Company's 85 outbound and inbound telesalespersons. Outbound telesalespersons are assigned account management responsibilities for existing customers with an emphasis on customer service, new product introductions and new product lines. Inbound telesalespersons are trained to quickly process orders from existing customers. All telesalespersons are highly knowledgeable and are required to go through extensive product and sales training before they begin to work with customers. The Company's proprietary telesales software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to and capitalize on business opportunities.

         National Network of Distribution Centers. To provide more rapid delivery and a strong local presence, the Company has established a network of 28 distribution centers strategically located in 28 major metropolitan areas throughout the United States. The distribution centers enable the Company to be closer to many of its customers for faster product delivery and to generate incremental over-the-counter sales. The Company's experience indicates that many of its customers prefer to purchase from local suppliers and often choose to pick up their orders in person. Approximately 30% of the Company's orders are picked up by the customer at one of the Company's local distribution centers.

         Superior Customer Service. As a result of its large in-stock inventory, the Company is typically able to fulfill approximately 94% of the items included in each customer order, and, in almost all cases, ships the order within the same day of receipt of the order. In addition, as a result of its large number of distribution centers, the Company is able to provide its customers with more rapid delivery to markets in the continental United States. In an effort to maximize sales and increase customer retention, the Company has structured its telesales staff to create regular contact between the Company's telesales personnel and each active customer. The Company's customer retention rate (i.e., customers who place orders in the following year) has grown from an average of 74% during fiscal 1992 through fiscal 1995 to approximately 85% in fiscal 1996.

         Competitive Pricing and Private Label Products. Due to the Company's size, volume of purchases, substantial vendor base and offshore sourcing capabilities, the Company is frequently able to obtain purchase terms that the Company believes are more favorable than those available to its competition. This enables the Company to offer prices that are generally lower than those available from its competitors. Many of the Company's private label products provide the customer with lower-cost, high quality alternatives to name brand products, as well as providing the Company with higher profit margins. During fiscal 1996, approximately 27.6% of the Company's net sales were attributable to sales of private label products.

         Centralized Management Information Systems. The Company's proprietary integrated centralized management information systems provide the Company with real-time information for managing telesales, distribution, customer service, inventory control and financial controls. The management information systems also enable the Company to effectively coordinate its purchasing, marketing, outbound telesales, order entry, shipping and billing. The current system has enabled the Company to enhance its levels of customer service and increase the productivity and profitability of its telesales operations, as well as enabling management to make well informed business decisions. The system can be easily and cost-effectively upgraded as the Company grows.

GROWTH STRATEGY

         Since the Company was acquired in 1984, its annual net sales have grown from $32.8 million to $127.4 million, its products have increased from approximately 2,000 to 8,500 and the number of active accounts serviced by the Company has increased from approximately 6,000 to approximately 42,000. The Company has shown consistent annual net sales and operating income growth since its acquisition even though in the last several years, the Company's ability to fully implement its growth strategy has been significantly constrained due to the limited availability of working capital resulting from the highly leveraged capital structure of Waxman Industries, Inc. ("Waxman Industries"), the Company's former indirect parent. Despite these constraints, from fiscal 1992 to fiscal 1996, the Company's net sales have grown at a compound annual growth rate of approximately 15%. As a consequence of the Initial Public Offering, the Company has significantly more working capital, which the Company believes will enable it to implement its growth strategy. Key elements of the Company's growth strategy include:

         Increase penetration of existing target markets through telesales. The Company has over 600,000 prospective domestic customers in its current target markets, only 42,000 of which are active customers. The Company believes that increasing the number of its outbound telesales employees is the most cost effective method to access these potential customers and intends to add 20 to 25 telesalespersons annually over the next several years. To that end, the Company's telesales staff has increased from 29 to 85 persons over the last three years, most of which increase was attributable to the addition of outbound telesalespersons. In addition, the Company believes that many opportunities for direct marketing to the Company's existing target markets exist in foreign locations including South America and Europe. Although the Company does not intend to commit material capital resources to international expansion during the next few years, it does plan to access these markets during such period through its existing telesales operations. The Company believes that customers in these international areas are receptive to mail order purchasing and that its potential customers would be attracted to the breadth of the Company's product lines and its competitive pricing.

         Increase geographic coverage. Over the next few years, the Company plans to add two to four new distribution centers in major metropolitan areas and has identified 10 to 12 potential locations. The company currently plans to open a new distribution center in Kansas City, Kansas in November, 1996. The addition of new distribution centers in new geographic areas, as well as in geographic areas in which the Company has existing distribution centers, has increased, and is expected to continue to increase, the Company's overall level of business. New distribution centers enhance marketing efforts, heighten the Company's name recognition, generate new over-the-counter business and allow for faster product deliveries.

         Add new target customer segments. The Company's current targeted customer segments are contractors, independent hardware stores, and maintenance managers. The Company believes that it has the opportunity to market its products to new segments of customers currently underserviced, such as school systems, hospitals and healthcare facilities, HVAC contractors, lighting showrooms and hotel/motel operators, primarily through new specialized targeted catalogs. This strategy has been successfully implemented with the introduction in January 1993 of the Company's specialized Maintenance USA(TM) catalog of maintenance products that is directed primarily to property managers at apartment complexes. Since the introduction of the maintenance catalog, the Company has added approximately 9,100 new maintenance accounts.

         Expand product offerings. The Company currently markets approximately 8,500 plumbing, electrical and hardware products. The Company plans to increase its net new product offerings by 1,000 to 1,300 items per year over the next three years, which will deepen the Company's existing product lines and establish new product categories. A significant portion of these product additions will be private label products. The Company believes that the introduction of new product lines will expand the Company's total potential target market. Examples of new product lines introduced in the July 1996 catalogs include lighting fixtures, HVAC parts and commercial faucets.

MARKETING AND DISTRIBUTION

         The Company markets its products nationwide principally through regular catalog and promotional mailings to existing and potential customers, supported by a telesales operation, and products are shipped from a network of 28 distribution centers allowing for shipment to and pick up by customers generally within one day of the receipt of an order. The outbound telesales operation is utilized to make telephonic sales presentations to potential customers that have received written promotional materials and to existing customers. The Company's inbound telesalespersons provide customer assistance and take orders. The Company's outbound and inbound telesales operations are centralized in Jacksonville, Florida.

  Catalogs

         The Company's three approximately 600-page catalogs containing 8,500 plumbing, electrical and hardware products are mailed to its 42,000 active customers. These quarterly catalogs are supplemented by monthly promotional flyers, 2.2 million of which were mailed in fiscal 1996. The Company's targeted customers include professional contractors, independent hardware stores and maintenance managers. The Company has been distributing its principal catalog since 1958 and believes that the Barnett(R) name has achieved a very high degree of recognition among the Company's customers and suppliers.

         The Company makes its initial contact with potential customers primarily through promotional flyers. The Company obtains the names of prospective customers through the rental of mailing lists from outside marketing information services and other sources. The Company uses sophisticated proprietary information systems to analyze the results of individual catalog and promotional flyer mailings and uses the information derived from these mailings, as well as information obtained from the Company's telesales operations, to create and/or supplement individual customer profiles and to target future mailings. The Company updates its mailing lists frequently to delete inactive customers.

         The Company's in-house art department produces the design and layout for its catalogs and promotional mailings. The Company's catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.

  Telesales

         During fiscal 1996, approximately 75.7% of the Company's net sales were generated through the Company's telesales operation. The Company's telesales operation has been designed to make ordering its products as convenient and efficient as possible thereby enabling the Company to provide superior customer service. The Company offers its customers a nationwide toll-free telephone number that currently is staffed by 85 telesales, customer service and technical support personnel who utilize the Company's proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real time basis and quickly react to and capitalize on market opportunities.

         The Company divides its telesales staff into outbound and inbound groups. The Company's experience indicates that customer loyalty is bolstered by the ability of the telesales staff to develop an ongoing personal relationship with their customers. The Company's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations and encourages additional purchases. Inbound telesalespersons are trained to quickly process orders from existing customers. They increase sales by informing customers of price breaks for larger orders, companion items and replacement items with higher margins. Outbound telesales persons are also utilized to make telephonic sales presentations to both potential and existing customers. Also, for several months prior to the opening of new distribution centers, the Company utilizes its telesales operation to generate awareness of the Company, its product offerings and the upcoming opening of new distribution centers located near the target customers.

         The Company conducts a customized, in-depth six week training course for new telesales employees. Training includes the use of role playing and videotape analysis. Upon satisfactory completion of their training, new telesales personnel are provided with a dedicated experienced telesales employee who serves as a "coach" for the next year. In order to better assure high telesales service levels, telesales supervisors regularly monitor telesales calls.

         The Company's current focus has been on expanding its telesales staff. The Company plans to expand its telesales operations by 20 to 25 telesalespersons annually over the next several years. The Company has over 600,000 prospective customers within its current industry segments and believes that by increasing the number of telesalespersons it will be able to access these potential customers in a cost effective manner.

  Distribution Center Network

         The Company has established a network of 28 local distribution centers strategically located in 28 major metropolitan areas throughout the United States. This network enables the Company to provide rapid and complete product delivery and provides a strong local presence.

         The Company's distribution centers range in size from approximately 12,000 square feet to 34,000 square feet and average approximately 20,000 square feet. Distribution centers are typically maintained under operating leases in commercial or industrial centers. Distribution centers primarily consist of warehouse and shipping facilities, but also include "city sales counters," typically occupying approximately 600 square feet, where customers can pick up orders or browse through a limited selection of promotional items. The Company is often able to generate incremental sales from customers who pick up their orders. The Company has initiated a program to enlarge product displays in the counter area to better promote the breadth of its product lines.

         Many of the Company's customers do not keep high inventory levels and tend to place orders rather frequently. The Company's experience indicates that customers prefer to order from local suppliers and that many local tradespeople prefer to pick up their orders in person rather than to have them delivered. Therefore, the Company intends to continue the expansion of its distribution center network in order to position itself closer to potential new customers. During fiscal 1996, approximately 30% of the Company's orders were picked up by the Company's customers.

         The factors considered in site selection include the number of prospective customers in the local target area, the existing sales volume in such area and the availability and cost of warehouse space, as well as other demographic information. The Company has substantial expertise in distribution center site selection, negotiating leases, reconfiguring space to suit its needs, and stocking and opening new distribution centers. The average investment required to open a distribution center is approximately $600,000, including approximately $300,000 for inventory.

PRODUCTS

         The Company markets an extensive line of over 8,500 plumbing, electrical and hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows the Company to serve as a single source supplier for many of its customers. Many of these products are higher margin products bearing the Company's proprietary trade names and trademarks. In addition, proprietary products are often the customers higher margin product offerings.

         The Company tracks sales of new products the first year they are offered and new products that fail to meet specified sales criteria are discontinued. To help manage the risk of new product introductions, substantially all new domestically sourced products are governed by a "12-point agreement" which allows the Company to return all slow and non-moving merchandise to its vendor within the first six months of its offering, without any cost to the Company. The Company believes that its customers respond favorably to the introduction of new product lines in areas that allow the customers to realize additional cost savings and to utilize the Company's catalogs as a means of one-stop shopping for many of their needs.

         The Company's strategy is to significantly increase the number of product offerings, as well as its higher margin product offerings. Private label products offer customers high quality, lower-cost alternatives to the brand name products the Company sells. The Company's catalogs and monthly promotional flyers emphasize the comparative value of the Company's private label products. During fiscal 1996, approximately 27.6% of the Company's net sales were generated by the sale of the Company's private label products. The Company's products are generally covered by a one year warranty, and returns (which require prior authorization from the Company) have historically been immaterial in amount.

         The following is a discussion of the Company's principal product groups:

         Plumbing Products. The Company sells branded products of leading plumbing supply manufacturers including Delta(R), Moen(R) and Price Pfister(R). The Company's private label plumbing products are also sold under its Barnett(R), Premier(R) and ProPlus(TM) trademarks. In fiscal 1996, plumbing products accounted for 76.6% of net sales.

         Electrical Products. The Company sells branded products of leading electrical supply manufacturers including Philips(R), Westinghouse(R), Honeywell(R) and General Electric(R). Certain of the Company's private label electrical products are sold under its own proprietary trademarks including Barnett(R) and Premier(R). In fiscal 1996, electrical products accounted for 15.2% of net sales.

         Hardware Products. The Company sells hardware products of leading hardware product manufacturers including Kwikset(R) security hardware products and Milwaukee(R) power tools. Certain of the Company's hardware products are also sold under its own proprietary Legend(TM) trademark. In fiscal 1996, hardware products accounted for 8.2% of net sales.

SOURCING

         The products sold by the Company are purchased from approximately 370 domestic and 30 foreign suppliers. Domestically manufactured products are shipped directly to the Company's 28 distribution centers. Products manufactured abroad are initially shipped to the Company's 5 regional distribution centers and subsequently redistributed to each of the remaining local distribution centers. The Company is not dependent on any single supplier for any of its requirements. Due to the volume of the Company's purchases and its utilization of over 400 vendors, it is able to obtain purchase terms it believes to be more favorable than those available to most local suppliers of plumbing, electrical and hardware products. Approximately 74% of the Company's purchases for the year ended June 30, 1996 were from domestic manufacturers and 26% were from foreign manufacturers, primarily located in Asia. During fiscal 1996, the Company purchased approximately 13% of its products through Waxman Industries entities, both domestic and foreign. Although the Company intends to continue to purchase products through Waxman Industries entities in the future, the Company is not committed to purchase any products from Waxman Industries.

MANAGEMENT INFORMATION SYSTEMS

         The Company has integrated all of its operating units into its state-of-the-art management information system. This system encompasses all of the Company's major business functions and was designed to enable the Company to receive and process orders, manage inventory, verify credit and payment history, invoice customers, receive payments and manage the Company's proprietary mail order customer lists. In addition, all of the Company's local distribution centers are linked to the Company's computer system to permit them access to all necessary information, including inventory availability, order tracking, and customer credit rating on a real-time basis. The system can be easily and cost-effectively upgraded as the Company grows. The Company has adopted procedures to protect the data in its computer systems and to provide for recovery in the event of equipment failures. All data systems are backed up to tape daily with backup tapes stored off-site. End of month tapes, tape archives and production software kept on-site are stored in a fire-proof safe.

         The Company's customers can place orders directly via mail, facsimile, telephone or through an EDI transmission. Utilizing EDI, the Company's customers can send electronic purchase orders directly to the Company's order entry systems. The Company makes this ordering process simple for its customer by providing well-developed computer media containing the Company's product information including item number, product description, price, package quantity and UPC codes to be loaded directly into the customer's purchasing system. The Company automatically edits and processes EDI orders and sends the majority of EDI orders received directly to shipping. The few EDI orders that need editing are sent immediately to a sales representative for review. Through EDI, the Company can provide faster order turnaround, thereby further fostering customer satisfaction.

         The Company recently introduced its Barnett Ordering System Service or BOSS(TM). BOSS(TM) is the Company's proprietary software program, which is provided free to all Company customers and allows customers to browse through the Company's electronic catalog to create and transmit orders. BOSS(TM) is simple, easy to use and provides customers with their purchasing history to assist the customer in projecting future supply requirements.

COMPETITION

         The market in which the Company competes is highly fragmented consisting of many regional and local distributors of plumbing, electrical and hardware products. The Company believes that competition is primarily based on price, product quality and selection, as well as service, which includes rapid order turnaround. The Company believes that its operating strategy positions it to be an effective competitor in its markets. The Company's major competitors include local and regional broad line suppliers, specialty suppliers, industrial suppliers, direct mail distributors and warehouse home centers.

SEASONALITY

         The Company's sales are generally consistent throughout the year.

ENVIRONMENTAL REGULATIONS

         The Company's facilities are subject to certain federal, state and local environmental laws and regulations. The Company believes that it is in material compliance with all environmental laws and regulations applicable to it.

EMPLOYEES

         As of June 30, 1996, the Company employed 448 individuals, 103 of whom were clerical and administrative personnel, 105 of whom were telesales and sales representatives and 240 of whom were either production or warehouse personnel. The Company's employees are not unionized. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

       The Company's headquarters and largest distribution center are located at 3333 Lenox Avenue, Jacksonville, Florida. The building in which the headquarters are located is leased by the Company through October 31, 2003, and contains approximately 34,000 square feet of warehouse space and 26,000 square feet of offices. The Company's telesales center, also located in Jacksonville, Florida, contains approximately 10,000 square feet and is leased by the Company through August 31, 1999.

       The Company's 28 distribution centers utilize leased space ranging from 12,000 to 34,000 square feet and are all located in the United States. The leases expire at various dates from December 1996 to October 2003. The Company believes that its facilities are adequate for its current needs and does not anticipate that it will have any problem leasing additional space when needed. The Company shares three of its facilities with U.S. Lock, an operating division of WOC
Inc. ("WOC"), which is a wholly owned subsidiary of Waxman Industries. U.S. Lock is charged for the portion of the rent relating to the space occupied by it. The Company also shares one facility with LeRan Copper and Brass ("LeRan"), an operating division of WOC. Because LeRan does not occupy a distinct portion of such facility, it is charged rent based upon a percent of the net sales generated by it from such facility.


ITEM 3.  LEGAL PROCEEDINGS

       The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material impact on the liquidity or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth the names, ages, positions and offices with the Company held by the present executive officers of the Company.

         NAME              AGE        POSITION AND OFFICE PRESENTLY HELD
         ----              ---        ----------------------------------
William R. Pray             49        President, Chief Executive Officer and
                                        Director
Andrea M. Luiga             39        Vice President--Finance, Chief Financial
                                        Officer
Alfred C. Poindexter        44        Vice President--Operations
Andrew S. Fournie           42        Vice President--Purchasing and Marketing
Melvin Waxman               62        Chairman of the Board and Director
Armond Waxman               57        Vice-Chairman of the Board and Director

         Mr. William R. Pray was elected President, Chief Executive Officer and a director of the Company in February 1993. Mr. Pray was elected President and Chief Operating Officer of Waxman Industries in June 1995, and resigned these positions in April 1996, upon consummation of the Initial Public Offering. From February 1991 to February 1993, Mr. Pray was Senior Vice President--President of Waxman Industries' U.S. Operations, after serving as President of the Mail Order/Telesales Group (which included the Company) since 1989. He joined the Company in 1978 as Regional Sales Manager, became Vice President of Sales and Marketing in 1984 and was promoted to President in 1987.
Mr. Pray is a Director of Waxman Industries.

         Ms. Andrea M. Luiga was elected Vice President--Finance, Chief Financial Officer of the Company in February 1993. Ms. Luiga was elected Vice President and Chief Financial Officer of Waxman Industries in August 1995, and resigned these positions in April 1996 upon consummation of the Initial Public Offering. From September 1991 to February 1993, Ms. Luiga was Vice President--Group Controller of the Mail Order Group of Waxman Industries (which included the Company) after serving as Group Controller of the Mail Order Group since October 1989. Ms. Luiga joined the Company in March 1988 as Controller.

         Mr. Alfred C. Poindexter was elected Vice President--Operations of the Company in February 1993. From September 1988 to February 1993, Mr. Poindexter served as Vice President--Operations of the Company after serving as Director of Operations of the Company since 1987. He joined the Company in 1983 as Purchasing Manager.

         Mr. Andrew S. Fournie was elected Vice President--Marketing of the Company in February 1993. Mr. Fournie served as Vice President--Marketing of the Company since January 1988. He joined the Company in 1985 as Product Development Manager.

         Mr. Melvin Waxman was elected Chairman of the Board and Director of the Company in December 1995. Mr. Waxman was elected Co-Chief Executive Officer of Waxman Industries in May 1988, Co-Chairman of the Board of Waxman Industries in June 1995 and Chairman of the Board of Waxman Industries in April 1996. Mr. Waxman has been the Chief Executive Officer of Waxman Industries for over 20 years and has been a director of Waxman Industries since 1962. Mr. Waxman has been either Chairman or Co-Chairman of the Board of Waxman Industries since August 1976. Mr. Waxman has been a director of the Company since its acquisition by Waxman Industries in 1984. Mr. Waxman was a director of Ideal Plumbing Group Inc., a Canadian subsidiary of Waxman Industries, that was involuntarily liquidated in 1994.

         Mr. Armond Waxman was elected Vice-Chairman of the Board and Director in December 1995. Mr. Waxman was elected Co-Chief Executive Officer of Waxman Industries in May 1988 and was Co-Chairman of the Board of Waxman Industries from June 1995 until April 1996. Mr. Waxman had been the President of Waxman Industries from August 1976 until June 1995, and was re-appointed to the position in April 1996. Mr. Waxman has been a director of Waxman Industries since 1962 and was Chief Operating Officer of Waxman Industries from August 1976 to May 1988. Mr. Waxman has been a director of the Company since its acquisition by Waxman Industries in 1984. Mr. Waxman was a director of Ideal Plumbing Group Inc., a Canadian subsidiary of Waxman Industries, that was involuntarily liquidated in 1994.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

       On March 29, 1996 (the date the Company's registration statement with respect to its Initial Public Offering was declared effective), the Common Stock commenced trading on the NASDAQ National Market under the symbol "BNTT". Prior to March 29, 1996, there was no established public trading market for the Common Stock.

       The following table sets forth the high and low sales prices for the Common Stock for each quarter during the past fiscal year and since the Common Stock commenced trading on the NASDAQ National Market, as reported by NASDAQ.


                                                        High          Low
                                                        ----          ---
Fiscal 1996
    Third Quarter ( March 29, 1996)                    $23.25      $ 19.00
    Fourth Quarter                                      29.50        22.25


HOLDERS OF RECORD

       As of September 24, 1996, there were approximately 16 holders of record of the Common Stock.


DIVIDENDS

       Since the Initial Public Offering, no cash dividends have been declared on the Common Stock. The Company anticipates that in the foreseeable future it will retain its earnings for the operation and expansion of its business and that it will not pay cash dividends. In addition, the Company's current credit facility limits the amount of cash dividends payable on the Common Stock in any one year to the Company's net income for such year.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information for the fiscal years 1993 through 1996 has been derived from the financial statements of the Company for such years, which have been audited by Arthur Andersen LLP, independent certified public accountants, whose report is included elsewhere herein. The selected historical financial data for the year ended June 30, 1992 has been derived from the internal unaudited financial statements of the Company. All such information is qualified by reference to the Financial Statements included elsewhere herein.

                                                           FISCAL YEARS ENDED JUNE 30,
                                               ( AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )

                                        1992         1993 (1)         1994           1995           1996
                                        -----        --------         ----           ----           ----
INCOME STATEMENT DATA:
Net sales(2)                          $ 72,106       $ 82,875       $ 95,225       $109,107       $127,395
Cost of Sales                           47,327         54,841         62,623         71,815         84,748
                                      --------       --------       --------       --------       --------
Gross profit                            24,779         28,034         32,602         37,292         42,647
Selling, general and
 administrative expenses                15,690         19,022         21,048         23,772         26,877
Corporate charge                         1,378          1,673          1,918          1,862          1,342
                                      --------       --------       --------       --------       --------
Operating income                         7,711          7,339          9,636         11,658         14,428
Interest expense                         1,794          1,449          1,518          2,139          1,921
                                      --------       --------       --------       --------       --------
Income before income taxes,
 cumulative effect of
 accounting change and
 extraordinary item                      5,917          5,890          8,118          9,519         12,507
Provision for income taxes               2,400          2,200          2,900          3,500          4,625
                                      --------       --------       --------       --------       --------
Income before cumulative
 effect of accounting change
 and extraordinary item                  3,517          3,690          5,218          6,019          7,882
Cumulative effect of change
 in accounting for distribution
 center start-up and catalog
 development costs, net of
 tax benefit                              --              621           --             --             --
Extraordinary loss on early
 retirement of debt, net of
 tax benefit(3)                           --             --             --             --              724
                                      --------       --------       --------       --------       --------
Net income                            $  3,517       $  3,069       $  5,218       $  6,019       $  7,158
                                      ========       ========       ========       ========       ========

Weighted average shares
  outstanding                                                                                       12,914
Primary and Fully Diluted
 Earnings per share:
Before extraordinary item                                                                            $0.61
Extraordinary item                                                                                   (0.06)
                                                                                                     -----
Total                                                                                               $ 0.55
                                                                                                    ======

Pro forma net income (4)                                            $  7,154       $  8,392       $  9,841
Proforma earnings per share                                         $   0.45       $   0.53       $   0.62
Pro forma weighted average shares outstanding                         15,929         15,929         15,929

                                                     FISCAL YEARS ENDED JUNE 30,
                                           ( AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )

                                      1992          1993          1994           1995         1996
                                      ----          -----         -----          ----         -----
Balance Sheet Data:
Working capital                      $19,733        25,515        31,253        29,171        30,744
Total assets                          42,889        45,043        50,885        52,413        58,300
Total long-term debt
 excluding push-down bank debt             0             0        16,215        18,126             0
Push-down bank debt(5)                23,000        23,000         6,785         4,874             0
Stockholders' equity                   7,854        12,068        19,131        17,428        41,324

(1) During 1993, the Company accelerated its amortization of certain distribution center start-up and catalog development costs. The effect of this change in 1993 was to decrease operating income by $1.2 million. In 1993, net income was decreased by $1.4 million due to the foregoing decrease in operating income, as well as cumulative effect of this change on prior years of $621,000 (net of applicable income tax of $415,000). The cumulative effect has been reported separately in the Company's statement of income.

(2) Prior to July 1, 1995, the Company recorded shipments delivered directly to the customer from certain suppliers as contributed margin (net reduction of cost of goods sold). Beginning on July 1, 1995, the Company began to record these shipments as net sales resulting in an increase in net sales of $2,979,000 for the fiscal year ended June 30, 1996.

 (3) The Company incurred a one-time, non-cash extraordinary charge of $0.7 million (net of applicable tax benefit of $0.4 million) which was a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under a secured revolving credit facility, which indebtedness included push-down bank indebtedness from Waxman USA as discussed in Note 5 to the Financial Statements. This charge was recorded in the quarter ended June 30, 1996.

 (4) Unaudited pro forma net income reflects the elimination of interest expense resulting from the application of net proceeds from the Initial Public Offering as discussed in Note 2 to the Financial Statements, and the elimination of corporate charge, as discussed in Note 10 to the Financial Statements, net of additional costs to be incurred as a public company.

 (5) Pursuant to certain Securities and Exchange Commission rules, the Company's historic financial statements for periods prior to the Initial Public Offering have been adjusted to reflect the push-down of certain bank indebtedness from Waxman USA secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of WOC, Waxman Consumer Products Group Inc. ("Consumer Products"), a wholly owned indirect subsidiary of Waxman Industries. The push-down bank debt was retired upon the consummation of the Initial Public Offering and the application of the net proceeds therefrom as described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company, and Waxman USA as a selling shareholder, successfully completed the Initial Public Offering on April 3, 1996 resulting in net proceeds of approximately $47.7 million to the Company. The proceeds were used to repay approximately $23.0 million of outstanding indebtedness borrowed by it under a secured credit facility (the "Operating Companies Revolving Credit Facility"), among Citicorp USA, as agent, the Company, Consumer Products and WOC, to pay a $22.0 million dividend evidenced by a note payable to Waxman USA and approximately $2.7 million was used to fund working capital. See Note 2 to the Financial Statements for a further discussion of the Initial Public Offering.

         The Company's ability to fully effectuate its growth strategy was significantly constrained during the past three years as a result of Waxman Industries' highly leveraged capital structure. As a consequence of these liquidity constraints, the Company pursued its growth strategy by utilizing the limited working capital available to it to support and expand its telesales operations.

         The financial statements have been adjusted to reflect push-down adjustments from Waxman USA. See Note 5 to the Financial Statements for a further discussion of the push-down adjustments. The push-down bank indebtedness consisted of $4.9 million and $6.8 million for the years ended June 30, 1995 and 1994, respectively, and creates the appearance of greater indebtedness than was actually borrowed directly by the Company. Related interest expense and debt issue costs have also been pushed down having the effect of creating higher interest expense than was actually paid by the Company during those periods. Interest expense, including amortization of debt issue costs totaled $1.9 million, $2.1 million and $1.5 million for the years ended June 30, 1996, 1995 and 1994, respectively.

         The Company's net income for fiscal 1996 includes the effect of a one-time, non-cash extraordinary charge of $0.7 million (net of applicable tax benefit of $0.4 million), or $.06 per share, which was incurred as a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under the Operating Companies Revolving Credit Facility, which indebtedness included push-down bank indebtedness from Waxman USA. The Company recorded this charge in the quarter ended June 30, 1996.

         Management fees charged to the Company by Waxman Industries are included as "corporate charge" in the Financial Statements. Since July 1, 1994, in accordance with the prior Intercorporate Agreement among the Company, Waxman Industries and certain of its subsidiaries (the "Intercorporate Agreement"), the management fees charged to the Company were the lesser of 2% of net sales or the cost of providing services to the Company. In connection with the Initial Public Offering, the prior Intercorporate Agreement was, with respect to the Company, replaced by a new Intercorporate Agreement (the "New Intercorporate Agreement") under which Waxman Industries provides certain managerial, administrative and financial services to the Company, for which the Company pays Waxman Industries the allocable costs of the salaries and expenses of Waxman Industries' employees rendering such services. The Company also reimburses Waxman Industries for actual out-of-pocket disbursements to third parties by Waxman Industries required for the provision of such services. Subsequent to March 31, 1996, such payments to Waxman Industries are included in the Financial Statements as a component of selling, general and administrative expenses.

Pursuant to the New Intercorporate Agreement, the Company will continue to provide certain services to the operating divisions of WOC. Waxman Industries will pay to the Company the allocable costs of the salaries and expenses of the Company's employees rendering such services. Waxman Industries will also reimburse the Company for all actual out-of-pocket disbursements to third parties by the Company required for the provision of such services. For a full-year period, the Company expects that the net effect of the payments to be made and/or received pursuant to the New Intercorporate Agreement and the additional expenses of being an independent public company to be an incremental $200,000 of expenses.

RESULTS OF OPERATIONS

The following table shows the percentage relationship to net sales of items derived from the Statements of Income.

                                          Percentage of
                                            Net Sales
                                    Fiscal years ended June 30,
                                    1996       1995        1994
                                    ---------------------------
Net sales                           100.0%     100.0%     100.0%
Cost of sales                        66.5       65.8       65.8
                                    -----      -----      -----
    Gross Profit                     33.5       34.2       34.2

Selling, general and
administrative expense               21.1       21.8       22.1

Corporate Charge                      1.1        1.7        2.0
                                    -----      -----      -----

    Operating income                 11.3       10.7       10.1
Interest expense                      1.5        2.0        1.6
                                    -----      -----      -----

Income before income taxes
   and extraordinary item             9.8        8.7        8.5
Provision for income taxes            3.6        3.2        3.0
                                    -----      -----      -----

    Income before extraordinary
       item                           6.2        5.5        5.5

Extraordinary item - net of
    income tax                        0.6        --         --
                                    -----      -----      -----

    Net income                        5.6%       5.5%       5.5%
                                    =====      =====      =====


FISCAL 1996 VERSUS FISCAL 1995

  NET SALES

    The Company's net sales for fiscal 1996 totaled $127.4 million compared with $109.1 million in fiscal 1995, an increase of 16.8%. Approximately 78.1% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 25 telesalespersons compared to the prior year. The remaining portion of the net sales increase was evenly contributed by the outside sales force and the Company's key account programs. Contributing to the overall increase in net sales was a net increase of 400 in the total number of products offered by the Company, which generated approximately $6.6 million of the net sales increase, as well as an increase of active customers to 42,000 from 38,000 which accounted for approximately $4.6 million of the net sales increase during the year.

    Approximately $3.0 million of the Company's net sales increase is attributable to the Company's inclusion of direct sales in net sales commencing July 1, 1995. While these products are shipped directly to the customer from the original equipment manufacturer, the Company provides services to the customer and supplier including marketing, technical assistance and credit and collection activities. Prior to July 1, 1995, direct sales were included in the financial statements as a net reduction to cost of goods sold. The Company has intensified its focus on its direct sales programs during the current year and consequently, direct sales for fiscal 1996 increased 66.5% over the corresponding prior year.

  GROSS PROFIT

    Gross profit margins decreased to 33.5% in fiscal 1996 compared to 34.2% in fiscal 1995 as a result of the increased revenues of the above mentioned direct ship programs. Restating the prior year to include revenues from the direct sales programs, gross profit margins remained basically unchanged between years.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative ("SG&A") expenses increased by $3.1 million, or 13.1%, to $26.9 million for fiscal 1996 from $23.8 million for fiscal 1995. The increase was primarily due to increased fixed costs, comprised mostly of occupancy costs and depreciation relating to the expansion of several distribution centers in both the current and prior years. Higher variable selling expenses associated with the increase in the number of telesalespersons mentioned above, together with an expansion of the marketing staff, also contributed to the increase in SG&A expenses. As a percentage of net sales, fiscal 1996 SG&A expenses were 21.1% of net sales as compared to 21.8% for the prior fiscal year. This is primarily the result of the inclusion of direct sales in net sales commencing July 1, 1995 and the leveraging of fixed costs, primarily administrative expenses, over a larger sales base.

  CORPORATE CHARGE

    Management fees charged to the Company by Waxman Industries are included in "corporate charge" in the Company's financial statements. Corporate charges are allocations of expenses to the Company that Waxman Industries incurs to support its corporate activities. Corporate charges decreased 27.9% to $1.3 million for fiscal 1996 from $1.9 million for fiscal 1995. These fees were eliminated in the fourth quarter of fiscal year 1996 and subsequent expenses under the New Intercorporate Agreement are included in the Financial Statements as a component of selling, general and administrative expenses. See Note 10 to the Financial Statements.


  INTEREST EXPENSE

    Interest expense decreased to $1.9 million for fiscal 1996 from $2.1 million for fiscal 1995, a decrease of 10.2%. This was a result of the Company using a portion of the net proceeds of the Initial Public Offering to retire the borrowings under the Operating Companies Revolving Credit Facility and, as a result, eliminating the related interest expense.

  PROVISION FOR INCOME TAXES

    The provision for income taxes increased $1.1 million or 32.1% to $4.6 million for fiscal year 1996 from $3.5 million for fiscal 1995. The provision for income taxes for both periods represented approximately 37% of income before provision for income taxes.

  EXTRAORDINARY CHARGE

    The year end results ended June 30, 1996 include the effect of a one-time, non-cash extraordinary charge of $ 0.7 million (net of applicable tax benefit of $ 0.4 million), or $.06 per share, which was incurred as a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under the Operating Companies Revolving Credit Facility with proceeds of its Initial Public Offering, which indebtedness included push-down debt from the Company's former parent company.

FISCAL 1995 VERSUS FISCAL 1994

  NET SALES

         The Company's net sales increased $13.9 million, or 14.6%, to $109.1 million in fiscal 1995 from $95.2 million in fiscal 1994. Approximately 91.8% of the increase in the Company's net sales was attributed to the Company's telesales operations, primarily resulting from the increased sales of existing telesalespersons and the addition of 13 telesalespersons in fiscal 1995. Contributing to the overall increase in net sales were a net increase of 200 in the total number of products offered by the Company which generated approximately $6.9 million of additional net sales and an increase of active customers to 38,000 from 36,000 which accounted for approximately $3.8 million of the net sales increase. The increased net sales can also be partially attributed to the Company's other successful marketing programs, including the introduction of a new catalog in January 1995 directed to its hardware store customers, coupled with new merchandising strategies which offer comprehensive customer services.

  GROSS PROFIT

         Gross profit increased by $4.7 million, or 14.4%, to $37.3 million for fiscal 1995, from $32.6 million for fiscal 1994, while the gross profit margin remained constant at 34.2%. The Company's gross profit margin was favorably effected by the increased sales of private label products, which generally carry a higher gross profit margin, and which increased to 26.6% of net sales in fiscal 1995 compared to 26.4% in the prior fiscal year. The favorable effect of increased sales of private label products was offset by increased costs of branded products.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         SG&A expenses increased by $2.7 million, or 12.9%, to $23.8 million for fiscal 1995 from $21.0 million for fiscal 1994. The decrease in SG&A expenses as a percentage of net sales to 21.8% in fiscal 1995 compared to 22.1% in fiscal 1994 was principally due to no distribution center start-up costs as compared to fiscal 1994 when two new distribution centers were opened, and the leveraging of fixed costs, primarily administrative expenses, over a larger sales base. These factors more than offset increases in selling and occupancy costs. Contributing to the expense increase were the Company's August 1995 relocation of its telesales operations into a new 10,000 square foot "call center" and the expansion or relocation of several of the Company's distribution centers.

  CORPORATE CHARGE

         Corporate charges remained constant at $1.9 million for both fiscal 1994 and fiscal 1995 and decreased by 2.9% as a percentage of net sales in fiscal 1995 as compared to fiscal 1994. Corporate charges are allocations of expenses to the Company that Waxman Industries incurs to support its corporate activities. These allocations are no longer charged to the Company as of the consummation of the Initial Public Offering. At the time that the Initial Public Offering became effective, Waxman Industries and the Company entered into a New Intercorporate Agreement for services. See Note 10 to the Financial Statements.

  INTEREST EXPENSE

         Interest expense increased to $2.1 million in fiscal 1995 from $1.5 million in fiscal 1994, an increase of 40.9% as a result of an increased weighted average interest rate of 9.3% in fiscal 1995 from 6.6% in fiscal 1994 on the Company's outstanding indebtedness under the Operating Companies Revolving Credit Facility and push-down bank debt. The increase in the weighted average interest rate was primarily due to the increased amortization of debt issue costs and other financing fees in fiscal 1994 compared to the prior year.

  PROVISION FOR INCOME TAXES

         The provision for income taxes increased $600,000 or 20.7% to $3.5 million for fiscal 1995 from $2.9 million for fiscal 1994. This increase is primarily related to the increase in income before provision for income taxes and an increase in the Company's effective tax rate to 36.8% in fiscal 1995 from 35.7% in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Initial Public Offering, the Company declared a dividend to Waxman USA evidenced by a $22.0 million note payable that required mandatory prepayment in the event of the Company's sale of its equity securities. The Company used its portion of net proceeds from the Initial Public offering (approximately $47.7 million) (i) to repay its borrowings (approximately $23.0 million) under the Operating Companies Revolving Credit Facility, (ii) to pay the $22.0 million note payable to Waxman USA and (iii) for working capital, approximately $2.7 million.

         At June 30, 1996, the Company had working capital of $30.7 million and a current ratio of 2.8 to 1.

         Net cash provided by operating activities totaled $8.8 million for the year ended June 30,1996 compared to $10.6 million for the year ended June 30, 1995.

         Net cash used in investing activities totaled $2.0 million during the year ended June 30, 1996 compared to $2.4 million for the year ended June 30, 1995. These investments related primarily to capital expenditures for improved management information systems and expansion and/or relocation of several of the Company's distribution centers to accommodate new product offerings.

         Net cash used in financing activities was $6.3 million for the year ended June 30, 1996 compared to $7.9 million for the year ended June 30, 1995. These amounts primarily represent advances to Waxman Industries to satisfy its debt service obligations.

         In connection with the Initial Public Offering, the Company entered into a revolving credit agreement with First Union National Bank of Florida for an unsecured three-year credit facility providing for borrowings of up to $15.0 million including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The credit facility provides funds for working capital and general corporate purposes. At June 30, 1996, there were no borrowings under the credit agreement and there were $3.5 million of letters of credit outstanding. The credit facility contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The credit facility also restricts the amount of dividends payable by the Company. The Company was in compliance with all covenants at June 30, 1996.

         Historically, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the credit facility discussed above, will be sufficient to fund the Company's current operational needs and growth strategy. The Company has budgeted capital expenditures in fiscal 1997 of approximately $6.0 million, which the Company expects to fund out of cash from operations. These capital expenditures are primarily for (i) expansion and reprofiling of several of the Company's existing distribution centers and (ii) enhancements to management information systems.

         The Company does not believe inflation has had a material impact on earnings during the past several years. Although substantial increases in product costs, labor, and other operating expenses could adversely affect the operations of the Company and the home repair and remodeling supply market, management believes it can recover such increases by increasing prices.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements are listed in Item 14(a) and are included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable


                                    PART III

ITEMS 10, 11, 12 AND 13

         Except for the information included in Item 4A of this Form 10-K, the information required for by Items 10, 11, 12 and 13 of this Form 10-K is incorporated herein by reference to those portions of the Company's 1996 Proxy Statement which contain such information.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The following financial statements and schedules of the Company are included as Part II, Item 8 of this Form 10-K:

- --------------------------------------------------------------------------------
(1)      Financial Statements                                          Page
         --------------------                                          ----
- --------------------------------------------------------------------------------
   Report of Independent Accountants                                    F-1
- --------------------------------------------------------------------------------
   Financial Statements
- --------------------------------------------------------------------------------
   Balance Sheets - June 30, 1996 and                                   F-2
   June 30, 1995
- --------------------------------------------------------------------------------
   Statements of Income for the years                                   F-4
   ended June 30, 1996, 1995 and 1994
- --------------------------------------------------------------------------------
   Statements of Stockholders' Equity                                   F-5
   for the years ended June 30, 1996,
   1995 and 1994
- --------------------------------------------------------------------------------
   Statements of Cash Flows for the                                     F-6
   years ended June 30, 1996, 1995 and
   1994
- --------------------------------------------------------------------------------
   Notes to Financial Statements                                    F-7 to F-13
- --------------------------------------------------------------------------------
(2)      Supplementary Financial                                    F-14
         Information
- --------------------------------------------------------------------------------

         All schedules have been omitted because they are inapplicable or not required, or the information is included in the Financial Statements or notes thereto.

(b)      Exhibits:

Exhibit
Number                              Exhibits
- ------                              --------

3.1*             Certificate of Incorporation of Barnett Inc.

3.2+             Amended and Restated Certificate of Incorporation of Barnett
                 Inc.

3.3*             By-laws of Barnett Inc.

3.4+             Amended and Restated By-Laws of Barnett Inc.

4.1* Credit Agreement dated May 20, 1994 among Waxman USA Inc., Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citicorp USA, Inc., as Agent, and certain exhibits thereto.

4.2* Term Loan Credit Agreement dated May 20, 1994 among Waxman USA Inc., Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent.

4.3* Amendment No. 2 to the Term Loan Agreement and Amendment No. 1 to the Revolving Credit Agreement among Waxman USA Inc., Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto, Citibank, N.A., and Citicorp USA, Inc., as Agents.

10.1* Tax Sharing Agreement dated May 20, 1994 among Barnett Inc., Waxman USA Inc., Waxman Industries, Inc., each member of the Waxman Group (as defined therein) and each member of the Waxman USA Group (as defined therein).

10.2* Intercorporate Agreement dated May 20, 1994 by and among Barnett Inc., Waxman Industries Inc., Waxman USA Inc., Waxman Consumer Products Group Inc. and WOC Inc.

10.3 Intercorporate Agreement dated March 28, 1996 among Barnett Inc., Waxman Industries Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI, International, Inc.

10.4 Registration Rights Agreement dated March 28, 1996 by and between Barnett Inc. and Waxman Industries, Inc.

10.5* Trademark License Agreement dated May 20, 1994 by and between Barnett Inc. and Waxman Consumer Products Group Inc.

10.6*            Employment Agreement dated June 18, 1990 between Barnett Inc.
                 and William R. Pray.

10.7** Amended and Restated Employment Agreement dated March 8, 1996 between Barnett Inc. and William R. Pray.

10.8+            Omnibus Incentive Plan of Barnett Inc.

10.9+            Stock Purchase Plan of Barnett Inc.

10.10 Revolving Credit Agreement dated April 3, 1996 between Barnett Inc. and First Union National Bank of Florida.

10.11            [Reserved]

10.12 Standstill Agreement dated March 28, 1996, between Waxman Industries, Inc., and Barnett Inc.

27.1             Financial Data Schedule

- -------
* Incorporated by referenced to the exhibit of the same number contained in the Company's Registration Statement on Form S-1 (the "Registration Statement"), filed with Securities and Exchange Commission (the "SEC") on February 1, 1996.

+ Incorporated by referenced to the exhibit of the same number contained in Amendment No. 1 to the Company's Registration Statement filed with SEC on March 5, 1996.

** Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to the Company's Registration Statement filed with the SEC on March 25, 1996.


(C)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BARNETT INC.


                                    By  /s/ William R. Pray
                                      ------------------------------------------
                                                      William R. Pray
Dated:  September 27, 1996                 President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 NAME                                      TITLE                                         DATE
                 ----                                      -----                                         ----
/s/ William R. Pray                   President, Chief Executive Officer and Director            September 27, 1996
- ---------------------------------             (Principal Executive Officer)
        William R. Pray

/s/ Andrea M. Luiga                    Vice President - Finance and Chief Financial              September 27, 1996
- ---------------------------------             Officer (Principal Financial and Accounting
        Andrea M. Luiga                       Officer)

/s/ Melvin Waxman                      Chairman of the Board and Director                        September 27, 1996
- ---------------------------------
         Melvin Waxman

/s/ Armond Waxman                      Vice-Chairman of the Board and Director                   September 27, 1996
- ---------------------------------
         Armond Waxman

/s/ Sheldon Adelman                    Director                                                  September 27, 1996
- ---------------------------------
        Sheldon Adelman

/s/ Morry Weiss                        Director                                                  September 27, 1996
- ---------------------------------
         Morry Weiss

Exhibit
Number                              Exhibits
- ------                              --------

3.1*             Certificate of Incorporation of Barnett Inc.

3.2+             Amended and Restated Certificate of Incorporation of Barnett
                 Inc.

3.3*             By-laws of Barnett Inc.

3.4+             Amended and Restated By-Laws of Barnett Inc.

4.1* Credit Agreement dated May 20, 1994 among Waxman USA Inc., Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citicorp USA, Inc., as Agent, and certain exhibits thereto.

4.2* Term Loan Credit Agreement dated May 20, 1994 among Waxman USA Inc., Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto and Citibank, N.A., as Agent.

4.3* Amendment No. 2 to the Term Loan Agreement and Amendment No. 1 to the Revolving Credit Agreement among Waxman USA Inc., Barnett Inc., Waxman Consumer Products Group Inc. and WOC Inc., the Lenders and Issuers party thereto, Citibank, N.A., and Citicorp USA, Inc., as Agents.

10.1* Tax Sharing Agreement dated May 20, 1994 among Barnett Inc., Waxman USA Inc., Waxman Industries, Inc., each member of the Waxman Group (as defined therein) and each member of the Waxman USA Group (as defined therein).

10.2* Intercorporate Agreement dated May 20, 1994 by and among Barnett Inc., Waxman Industries Inc., Waxman USA Inc., Waxman Consumer Products Group Inc. and WOC Inc.

10.3 Intercorporate Agreement dated March 28, 1996 among Barnett Inc., Waxman Industries Inc., Waxman Consumer Products Group Inc., WOC Inc. and TWI, International, Inc.

10.4 Registration Rights Agreement dated March 28, 1996 by and between Barnett Inc. and Waxman Industries, Inc.

10.5* Trademark License Agreement dated May 20, 1994 by and between Barnett Inc. and Waxman Consumer Products Group Inc.

10.6*            Employment Agreement dated June 18, 1990 between Barnett Inc.
                 and William R. Pray.

10.7** Amended and Restated Employment Agreement dated March 8, 1996 between Barnett Inc. and William R. Pray.

10.8+            Omnibus Incentive Plan of Barnett Inc.

10.9+            Stock Purchase Plan of Barnett Inc.

10.10 Revolving Credit Agreement dated April 3, 1996 between Barnett Inc. and First Union National Bank of Florida.

10.11            [Reserved]

10.12 Standstill Agreement dated March 28, 1996, between Waxman Industries, Inc., and Barnett Inc.

27.1             Financial Data Schedule

- -------
* Incorporated by referenced to the exhibit of the same number contained in the Company's Registration Statement on Form S-1 (the "Registration Statement"), filed with Securities and Exchange Commission (the "SEC") on February 1, 1996.

+ Incorporated by referenced to the exhibit of the same number contained in Amendment No. 1 to the Company's Registration Statement filed with SEC on March 5, 1996.

** Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to the Company's Registration Statement filed with the SEC on March 25, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Barnett Inc.:

         We have audited the accompanying balance sheets of Barnett Inc. (the "Company"), as of June 30, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                             Arthur Andersen LLP

Cleveland, Ohio,
August 2, 1996.

                                  BARNETT INC.

                                 BALANCE SHEETS

                             JUNE 30, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS


                                                                 JUNE 30,
                                                                 --------
                                                           1996           1995
                                                         ---------      ------

ASSETS
Current Assets:
  Cash                                                    $ 1,707         $ 1,155
  Accounts receivable, net                                 17,577          14,481
  Inventories                                              27,362          24,515
  Prepaid expenses                                          1,074           1,005
                                                          -------         -------
         Total current assets                              47,720          41,156
                                                          -------         -------
Property and Equipment:
  Machinery and equipment                                   8,778           7,271
  Furniture and fixtures                                    1,841           1,447
  Leasehold improvements                                    3,999           3,889
                                                          -------         -------
                                                           14,618          12,607
Less accumulated depreciation
  and amortization                                         (8,301)         (6,575)
                                                          -------         -------
                                                            6,317           6,032
                                                          -------         -------
Cost of Business in Excess of Net
  Assets Acquired, net                                      3,580           3,708
Unamortized Debt Issue Costs                                   --           1,348
Deferred Tax Assets, net                                      500              --
Other Assets                                                  183             169
                                                          -------         -------
                                                          $58,300         $52,413
                                                          =======         =======

The accompanying notes to financial statements are an integral part of these balance sheets.

                                  BARNETT INC.

                                 BALANCE SHEETS

                             JUNE 30, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          JUNE 30,
                                                          --------
                                                    1996           1995
                                                    ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                $ 14,131       $ 10,765
  Accrued liabilities                                1,780          1,220
  Accrued income taxes                               1,065             --
                                                  --------       --------
         Total current liabilities                  16,976         11,985
                                                  --------       --------
Long-Term Debt                                          --         18,126
Push-Down Bank Debt                                     --          4,874

Commitments and Contingencies

Stockholders' Equity:
  Serial preferred stock; $0.10 par
    value, Authorized 10,000 shares,
    1,271 and 2,591 issued and
    outstanding at June 30, 1996
    and 1995, respectively                             127            259

  Common stock, $0.01 par value,
    40,000 shares authorized; 14,398
    and 9,318 issued and outstanding
    at June 30, 1996 and 1995, respectively            143             93
  Paid-in capital                                   39,109          8,068
  Retained earnings                                  1,945         20,054
  Advances to Waxman Industries                         --        (11,046)
                                                  --------       --------
                                                    41,324         17,428
                                                  --------       --------
                                                  $ 58,300       $ 52,413
                                                  ========       ========


The accompanying notes to financial statements are an integral part of these balance sheets.

                                  BARNETT INC.

                              STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       1996             1995            1994
                                                       ----             ----            ----
Net sales                                           $ 127,395        $ 109,107       $  95,225
Cost of sales                                          84,748           71,815          62,623
                                                    ---------        ---------       ---------
  Gross profit                                         42,647           37,292          32,602
Selling, general and administrative
  expenses                                             26,877           23,772          21,048
Corporate charge                                        1,342            1,862           1,918
                                                    ---------        ---------       ---------
Operating income                                       14,428           11,658           9,636
Interest expense                                        1,921            2,139           1,518
                                                    ---------        ---------       ---------
  Income before provision for income
    taxes and extraordinary item                       12,507            9,519           8,118
Provision for income taxes                              4,625            3,500           2,900
                                                    ---------        ---------       ---------
  Income before extraordinary item                      7,882            6,019           5,218

Extraordinary item- loss on early
retirement of debt (net of income tax
benefit of $426)                                          724               --              --
                                                    ---------        ---------       ---------

  Net income                                        $   7,158        $   6,019       $   5,218
                                                    =========        =========       =========

Primary and fully diluted
earnings per share:
Before extraordinary item                           $    0.61
Extraordinary item                                       (.06)
                                                    ---------
   Total                                            $    0.55

Weighted average shares outstanding                    12,914

Pro forma adjustments for Initial
Public Offering (Unaudited):
Income before income taxes
and extraordinary item                              $  12,507        $   9,519       $   8,118
Add: Corporate charge                                   1,342            1,862           1,918
     Interest expense                                   1,921            2,139           1,518
Less: Public company costs                                150              200             200
                                                    ---------        ---------       ---------

Pro forma pretax income                                15,620           13,320          11,354

Income taxes                                            5,779            4,928           4,200
                                                    ---------        ---------       ---------

Pro forma net income                                $   9,841        $   8,392       $   7,154
                                                    =========        =========       =========

Pro forma earnings per share                        $    0.62        $    0.53       $    0.45

Assumed shares outstanding                             15,929           15,929          15,929



The accompanying notes to financial statements are an integral part of these statements.

                                  BARNETT INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                                                                                      TOTAL
                                   SERIAL                                                          ADVANCES TO        STOCK-
                                  PREFERRED         COMMON           PAID-IN        RETAINED          WAXMAN         HOLDERS'
                                    STOCK            STOCK           CAPITAL        EARNINGS        INDUSTRIES        EQUITY
                                    -----            -----           -------        --------        ----------        ------

Balance, June 30, 1993            $    259         $     93         $  8,068        $  2,431        $  1,217         $ 12,068
Net income                                                                             5,218                            5,218
Capital contribution from
  Waxman Industries, net                                                              18,410                           18,410
Dividend to Waxman
  Industries                                                                         (13,465)                         (13,465)
Net advances to Waxman
  Industries                                                                                          (3,100)          (3,100)
                                  --------         --------         --------        --------        --------         --------
Balance, June 30, 1994                 259               93            8,068          12,594          (1,883)          19,131
Net income                                                                             6,019                            6,019
Capital contribution
  from Waxman
  Industries, net                                                                      1,441                            1,441
Net advances to Waxman
  Industries                                                                                          (9,163)          (9,163)
                                  --------         --------         --------        --------        --------         --------
Balance, June 30, 1995                 259               93            8,068          20,054         (11,046)          17,428
Net income                                                                             7,158                            7,158
Capital contribution from
  Waxman Industries, net                                                               3,572                            3,572
Dividend to Waxman
 USA
Net advances to Waxman
  Industries                                                                                         (12,587)         (12,587)
Elimination of advances to
  Waxman Industries                                                  (16,794)         (6,839)         23,633               --
Net proceeds from issuance
  of common stock                                        37           47,716                                           47,753
Conversion of 1,320 shares
  of preferred stock to
  common stock                        (132)              13              119                                               --
                                  --------         --------         --------        --------        --------         --------


Balance June 30, 1996             $    127         $    143         $ 39,109        $  1,945        $     --         $ 41,324
                                  ========         ========         ========        ========        ========         ========



The accompanying notes to financial statements are an integral part of these statements.

                                  BARNETT INC.

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)




                                                1996           1995           1994
                                                ----           ----           ----

CASH FROM (USED FOR):
OPERATIONS:
  Net income                                 $   7,158      $   6,019      $   5,218
  Adjustments to reconcile net income
    to net cash provided by operations:
      Depreciation and amortization              2,053          2,177          1,787
      Extraordinary item                         1,150             --             --
      Deferred tax assets                         (500)            --             --
    Changes in assets and liabilities:
      Accounts receivable, net                  (3,096)          (973)          (639)
      Inventories                               (2,847)           559         (3,125)
      Prepaid expenses                             (69)          (414)            81
      Accounts payable                           3,366          2,972           (843)
      Accrued liabilities                        1,625            259           (378)
                                             ---------      ---------      ---------

         Net cash provided by operations         8,840         10,599          2,101
                                             ---------      ---------      ---------

INVESTMENTS:
  Capital expenditures, net                     (2,011)        (2,334)        (1,625)
  Changes in other assets                          (15)           (90)           340
                                             ---------      ---------      ---------

  Net cash used for investments                 (2,026)        (2,424)        (1,285)
                                             ---------      ---------      ---------

FINANCING:
  Net proceeds from sale of Common Stock        47,753             --             --
  Borrowings under credit agreement             97,682        115,678         19,821
  Payments under credit agreement             (115,808)      (113,767)        (3,606)
  Push-down debt                                (4,874)        (1,911)       (16,215)
  Debt issue costs                                  --           (132)        (1,827)
  Advances to Waxman Industries                (12,587)        (9,163)        (3,100)
  Capital contribution from
    Waxman Industries, net                       3,572          1,441         18,410
  Dividend to Waxman Industries                (22,000)            --        (13,465)
                                             ---------      ---------      ---------

  Net cash provided by (used for)
    financing                                   (6,262)        (7,854)            18
                                             ---------      ---------      ---------

  Net increase in cash                             552            321            834
  Balance, beginning of period                   1,155            834             --
                                             ---------      ---------      ---------
  Balance, end of period                     $   1,707      $   1,155      $     834
                                             =========      =========      =========



The accompanying notes to financial statements are an integral part of these statements.

                                  BARNETT INC.

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.  Business

         Barnett Inc.( the "Company"), operates in a single business segment -- the distribution of plumbing, electrical and hardware products, utilizing mail order catalogs and a telesales program. Certain fiscal 1995 and 1994 amounts have been reclassified to conform with the fiscal 1996 presentation, including the proforma effects of the Company's initial public offering (the "Initial Public Offering") consummated on April 3, 1996 discussed in Note 2 below.

         B.  Accounts Receivable

         Accounts receivable are presented net of allowances for doubtful accounts of $722 and $1,121 for June 30, 1996 and 1995, respectively. Bad debt expense totaled $375 in 1996, $330 in 1995 and $588 in 1994.

         C.  Inventories

         At June 30, 1996 and 1995, inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess and or slow-moving inventories.

         D.  Property and Equipment

         Property and equipment is stated at cost. For financial reporting purposes, machinery and equipment and furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are amortized over the life of the improvement or remaining period of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged against income as incurred. Betterments which increase the value or materially extend the life of the assets are capitalized. For income tax purposes, accelerated methods are used. Depreciation expense totaled $1,726 in fiscal 1996, $1,379 in fiscal 1995 and $1,130 in fiscal 1994.

         E.  Cost of Business in Excess of Net Assets Acquired

         Cost of business in excess of net assets acquired is being amortized over 40 years, using the straight-line method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and future undiscounted operating cash flows, and believes that the asset is realizable and the amortization period is appropriate. Goodwill amortization expense totaled $127 in fiscal 1996, fiscal 1995 and fiscal 1994. The accumulated amortization of goodwill at June 30, 1996 and 1995 was $3,708 and $3,580, respectively.

         F.  Unamortized Debt Issue Costs

         Unamortized debt issue costs relate to the long-term and push-down debt and are amortized over the life of the related debt. The remaining unamortized debt issue costs of $1,150 were written off as an extraordinary charge in the fourth quarter of fiscal 1996 as a result of the prepayment of the indebtedness with a portion of the proceeds of the Initial Public Offering. See Notes 3 and 5.

         G.  Revenue Recognition

         The Company records sales as orders are shipped or picked up by the customer.

         H.  Earnings Per Share

         The computation of both primary and fully diluted earnings per share is based on the weighted average number of outstanding shares of common stock during the period plus common stock equivalents consisting of certain shares subject to stock options. The earnings per share calculations additionally assumes the conversion of the outstanding convertible preferred stock.

         Unaudited pro forma earnings per share presents the historical data adjusted for the sale of 3,760 shares of Common Stock to the public pursuant to the Initial Public Offering as discussed in Note 2. For pro forma purposes, the assumed shares outstanding totals 15,929.

         I.  Financial Statement Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         J.  Impact of New Accounting Standards

         The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Management does not anticipate the adoption of SFAS No. 121 to have a material impact on the financial statements. Management expects to adopt SFAS No. 121 during the first quarter of fiscal 1997.

         In November 1995, the Financial Accounting Standards Board also issued SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes new accounting standards for the measurement and recognition of stock-based awards. SFAS No. 123 permits entities to continue to use the traditional accounting for stock-based awards prescribed by APB Opinion No. 25, "Accounting for Stock issued to Employees": however, under this option, the Company will be required to disclose the pro forma effect of stock-based awards on net income and earnings per share as if SFAS No. 123 had been adopted. SFAS No. 123 is effective for fiscal 1997. The Company intends to continue using the provisions of APB Opinion No. 25 in accounting for stock-based awards.

2.       SALE OF COMMON STOCK

         On April 3, 1996 the Company consummated an initial public offering whereby 7,207.2 shares, representing approximately 55.1% of the Company's common stock, were sold by the Company and its former parent, Waxman USA Inc., ("Waxman"), at an initial public offering price of $14.00 per share. The Company sold 3,760 shares resulting in net proceeds to the Company of approximately $47.7 million. The Company used approximately $23.0 million to repay all of the outstanding indebtedness borrowed by it under a secured credit facility, $22.0 million to pay a dividend to Waxman and the remaining $2.7 million was used for working capital. The proceeds from the sale of 3,447.2 shares of Common Stock by Waxman were not received by the Company. As a result of Waxman's conversion of Non-Voting Preferred Stock of the Company, Waxman owns 49.9% of the Company's common stock and approximately a 54% economic interest in the Company as of June 30, 1996.

3.       EXTRAORDINARY ITEM

         The Company incurred a one-time, non-cash extraordinary charge of $0.7 million (net of applicable tax benefit of $0.4 million) which was a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under a secured revolving credit facility, which indebtedness included push-down bank indebtedness from Waxman as discussed in Note 5. This charge was recorded in the quarter ended June 30, 1996.

4.       INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.

         Commencing July 1, 1994, the Company began participating in a tax sharing agreement with Waxman Industries. Under this agreement, the Company's federal tax liability was equal to the lesser of the federal tax liability calculated on a stand alone basis or Waxman Industries' federal tax liability. As Waxman Industries had $75.0 million of available domestic net operating loss carry forwards at June 30, 1995 for income tax purposes the Company had no liability for federal taxes at June 30, 1995. The Company files separate income tax returns in certain states based on the result of operations within the applicable states. As a result of the Initial Public Offering, as explained in
         Note 2, the Company is no longer included in Waxman Industries' consolidated tax return. Therefore, Waxman Industries' remaining net operating loss carry forwards are not available to offset the Company's taxable income after April 3, 1996, the consummation date of the Initial Public Offering.

         The components of the provision for income taxes, calculated on a stand-alone basis, are as follows:

                                     FISCAL YEAR ENDED JUNE 30,
                                     --------------------------
                                    1996        1995         1994
                                    ----        ----         ----
         Current:
         U.S. Federal              $ 3,952     $ 3,346      $ 2,992
         State                         658         180          160
                                   -------     -------      -------
                                     4,610       3,526        3,152
         Deferred                       15         (26)        (252)
                                   -------     -------      -------
                                   $ 4,625     $ 3,500      $ 2,900
                                   =======     =======      =======

         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities are as follows:

                                             JUNE 30,
                                             --------
                                       1996            1995
                                       ----            ----

         Inventories                  $ 470           $ 433
         Accounts receivable            393             385
         Other                           11              15
                                      -----           -----
         Deferred tax assets            874             833
         Property                      (374)           (318)
                                      -----           -----
                                      $ 500           $ 515
                                      =====           =====

         At June 30, 1995, deferred taxes and amounts payable to Waxman are included in Advances to Waxman Industries in the accompanying balance sheets.

         The following table reconciles the U.S. statutory rate applied to pretax income to the Company's provision for income taxes:


                                                   FISCAL YEAR ENDED JUNE 30,
                                                   --------------------------
                                              1996           1995           1994
                                              ----           ----           ----
         U.S. Statutory Rate applied
         to pretax income                   $ 4,252         $ 3,332        $ 2,760
         State taxes, net                       434             117            106
         Goodwill amortization                   45              45             44
         Other                                 (106)              6            (10)
                                            -------         -------        -------
         Provision for income taxes         $ 4,625         $ 3,500        $ 2,900
                                            =======         =======        =======

         The Company made state income tax payments of $372 in fiscal year 1996, $483 in fiscal year 1995 and $277 in fiscal year 1994.

5.       LONG TERM DEBT

         In April 1996 the Company entered into a revolving credit agreement with First Union National Bank of Florida ("First Union") for an unsecured three-year credit facility providing borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The Company is required to pay a commitment fee of 0.1% per annum on the unused commitment. The credit agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The Company was in compliance with all covenants at June 30, 1996. At June 30, 1996 there were no borrowings under the credit agreement and there were $3.5 million of letters of credit outstanding.

         At June 30, 1995 borrowings under a secured credit facility totaled $18.1 million. This debt was retired in connection with the Initial Public Offering, as explained in Note 2.

         As discussed in Note 2, the Company and Waxman consummated an Initial Public Offering on April 3, 1996. In accordance with certain Securities and Exchange Commission rules, the financial statements have been adjusted to reflect push down adjustments from Waxman, comprising certain bank indebtedness, ("push down debt"), which was repaid by the Company with the net proceeds of the Initial Public Offering and which was secured by the inventories, accounts receivable, general intangibles and other unencumbered assets of the Company. Related interest expense and debt issue costs were also pushed down. The push down adjustments were made for all periods presented in the Financial Statements prior to the Initial Public Offering.

         The Company made interest payments of $1,525 in fiscal 1996, $1,654 in fiscal 1995 and $126 in fiscal 1994.

6.       STOCKHOLDERS' EQUITY

         In connection with the Initial Public Offering, as explained in Note 2, the Company (i) filed an Amended and Restated Certificate of Incorporation which increased the authorized number of shares of common stock to 40,000, (ii) effected a 238,180 for 1 stock split and (iii) authorized 10,000 shares of preferred stock and issued to Waxman 2,591 shares of Series A Preferred Stock in exchange for 2,591 shares of common stock held by Waxman. These changes have been retroactively reflected in the accompanying balance sheets. Additionally, the Company declared a dividend to Waxman evidenced by a $22.0 million note payable to Waxman, which was paid with the proceeds of the Initial Public Offering.

         In connection with the consummation of the Initial Public Offering, as explained in Note 2, all advances from Waxman were eliminated and charged against retained earnings. The elimination of advances in excess of retained earnings was charged to paid-in capital.

         Each share of Series A Preferred Stock, which is owned by Waxman, generally is not entitled to vote; has a liquidation preference of $1.00 per share and is convertible into one share of Common Stock, subject to certain limitations, at the option of Waxman. On June 24, 1996, Waxman converted 1,320 shares of its Series A Preferred Stock of the Company to a like amount of common stock of the Company; Waxman owns 49.9% of the Company's common stock at June 30, 1996.

7.       LEASE COMMITMENTS

         The Company leases its warehouse and office facilities as well as certain equipment under operating lease agreements, which expire at various dates through 2003 with, in some cases, options to extend the terms of the leases.

         Future minimum payments, by year and in the aggregate, consist of the following at June 30, 1996:

                  1997                                                 $1,903
                  1998                                                  1,603
                  1999                                                  1,342
                  2000                                                    930
                  2001                                                    598
                  Thereafter                                            1,033
                                                                       ------

         Total future minimum lease payments                           $7,409
                                                                       ------

         Total rent expense charged to operations was $ 2,217 in fiscal 1996, $ 2,036 in fiscal 1995 and $ 1,722 in fiscal 1994.

8.       PROFIT SHARING PLAN

         The Company participates in Waxman Industries' trusteed, profit sharing and 401(k) retirement plan for employees. Employees are able to contribute up to 15% of pretax compensation and control the investment options for their entire account. Employees vest in Company contributions ratably over 5 years of service.

         Company contributions to both the profit sharing and 401(k) plan are discretionary and may be changed each year as determined by the Board of Directors. There were no profit sharing contributions made in 1996, 1995 or 1994. In fiscal years 1996 and 1995, the Company contributed $0 and $80, respectively, in matching contributions to the 401(k) plan which began in 1995. The Board of Directors has approved a 50% match of up to 4% of employee contributions for fiscal 1997.

         The Company offers no other post-retirement or post-employment benefit to its employees.

9.       EMPLOYEE STOCK OPTION PLAN

         In connection with the Initial Public Offering discussed in Note 2, the Board Of Directors of the Company adopted and approved the 1996 Omnibus Incentive Plan (the "Omnibus Plan") which provides for compensatory awards representing or corresponding to up to 1,500 shares of Common Stock. Awards may be granted for no consideration and consist of stock options and other stock based awards. The Omnibus Plan was designed to provide an incentive to the officers and other key employees of the Company by making available to them an opportunity to acquire a proprietary interest in the Company. At June 30, 1996, there were 507.5 stock options outstanding at an exercise price of $ 14.00 per share which expire in 2006. No options were exercisable as of June 30, 1996.


10.      RELATED PARTY TRANSACTIONS

         The Company engages in business transactions with Waxman Industries and its subsidiaries. Products purchased for resale from Waxman Industries and its subsidiaries totaled $12,183 in fiscal 1996, $11,318 in fiscal 1995 and $8,303 in fiscal 1994. Sales to these entities totaled $172 in fiscal 1996, $195 in fiscal 1995 and $229 in fiscal 1994.

         Management fees charged to the Company by Waxman Industries are included in "corporate charge" in the financial statements. Corporate charges are allocations of expenses to the Company that Waxman Industries incurs to support its corporate activities. These fees were eliminated in the fourth quarter of fiscal 1996.

         The Company and Waxman Industries provide to and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. In connection with the Initial Public Offering, the Company and Waxman Industries, among others, entered into a New Intercorporate Agreement. Pursuant to the New Intercorporate Agreement, Waxman Industries provides certain managerial, administrative and financial services to the Company and the Company pays Waxman Industries the allocable cost of the salaries and expenses of Waxman Industries' employees while they are rendering such services. The Company also reimburses Waxman Industries for actual out of pocket disbursements to third parties by Waxman Industries required for the provision of such services by Waxman Industries. In addition to the services provided by Waxman Industries to the Company pursuant to the New Intercorporate Agreement, the Company also continues to provide certain services to the operating divisions of WOC Inc., including LeRan Copper & Brass, U.S. Lock and Madison Equipment Company. These services include the utilization of the Company's management information systems, financial accounting, order processing and billing and collection services. Waxman Industries pays to the Company the allocable cost of the salaries and expenses of the Company's employees while they are performing such services. Waxman Industries also reimburses the Company for all actual out-of-pocket disbursements to third parties by the Company required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Waxman Industries.

         All amounts incurred by the Company on behalf of Waxman Industries have been reimbursed by Waxman Industries. All amounts incurred by Waxman Industries on behalf of the Company have been reimbursed by the Company and are reflected in selling, general and administrative expense in the accompanying statements of income. In management's opinion, the Company's selling, general and administrative expenses include all costs of an independent stand-alone company.

         The following is a reconciliation of the activity contributed to capital related to the push-down bank debt described in Note 5:

                                                         FISCAL YEAR ENDED JUNE 30
                                                      1996          1995         1994
                                                      -------------------------------
         Push-down interest expense,
         including amortization of
          debt issue costs                           $  355         $ 464      $ 1,385
         Change in push-down bank debt                3,791         1,911       16,215
         Income taxes                                  (391)         (493)        (901)
         Change in push-down interest
          accrual                                        15            21          107
         Change in push-down of
         unamortized debt issue costs                  (198)         (462)       1,604
                                                     ------        ------      -------
         Capital contribution from
         Waxman Industries, net                      $3,572        $1,441      $18,410
                                                     ======        ======      =======

11.      CONTINGENCIES

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's financial statements.

                       SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Results of Operations:

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1996 and 1995 ( in thousands, except per share amounts)


                                    Net Income
                                      Before       Earnings                 Earnings
               Net        Gross    Extraordinary     Per         Net          Per
              Sales      Profit        Item         Share       Income       Share
  -------------------------------------------------------------------------------------
(in thousands, except per share)
1996
FOURTH      $ 33,996   $ 11,538     $  2,670       $ 0.17     $ 1,945       $ 0.12
THIRD         32,884     10,852        1,838         0.15       1,838         0.15
SECOND        31,089     10,654        1,988                    1,988
FIRST         29,426      9,603        1,386                    1,387
- ---------------------------------------------------------------------------------------
    TOTAL   $127,395   $ 42,647     $  7,882       $ 0.61     $ 7,158       $ 0.55
- ---------------------------------------------------------------------------------------
1995
Fourth      $ 28,016   $  9,667     $  1,415                  $ 1,415
Third         28,852      9,853        1,519                    1,519
Second        26,791      9,164        1,634                    1,634
First         25,448      8,608        1,451                    1,451
- ---------------------------------------------------------------------------------------
    Total   $109,107   $ 37,292     $  6,019                  $ 6,019
- ---------------------------------------------------------------------------------------