Form 10-Q
period 1996-09-30
BARNETT INC
filed 1996-11-07
CIK 898172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                                          ------------------

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

                          Yes   X          No
                              -----           -----

14,398,000 shares of Common Stock, $.01 par value, were issued and outstanding as of October 31, 1996.

                                  BARNETT INC.
                                  ------------

                               INDEX TO FORM 10-Q
                               ------------------





                                                                                 PAGE
                                                                                 ----


         PART I.  FINANCIAL INFORMATION
         -------  ---------------------

         Item 1.  Financial Statements

                  Condensed Balance Sheets as of September 30, 1996
                  and June 30, 1996......................................         3-4

                  Condensed Statements of Income for the Three
                  Months Ended September 30, 1996
                  and 1995...............................................           5

                  Condensed Statements of Cash Flows for the
                  Three Months Ended September 30, 1996 and
                  1995...................................................           6

                  Notes to Condensed Financial
                  Statements.............................................           7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................        7-10


         PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.......................         11


         SIGNATURES
         ----------


         EXHIBIT INDEX
         -------------

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                      SEPTEMBER 30, 1996 AND JUNE 30, 1996

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS




                                                                 September 30,            June 30,
                                                                    1996                   1996
                                                                 (Unaudited)
                                                                 -----------              -------

         CURRENT ASSETS:
           Cash                                                    $    698              $  1,707
           Accounts receivable, net                                  17,911                17,577
           Inventories                                               30,304                27,362
           Prepaid expenses                                           1,227                 1,074
                                                                    -------               -------
             Total current assets                                    50,140                47,720
                                                                    -------               -------

         PROPERTY AND EQUIPMENT:
           Leasehold Improvements                                     4,210                 3,999
           Machinery and Equipment                                   13,059                10,619
                                                                    -------               -------
                                                                     17,269                14,618
         Less accumulated depreciation and amortization              (8,864)               (8,301)
                                                                    -------              ---------
         Property and equipment, net                                  8,405                 6,317

         COST OF BUSINESSES IN EXCESS
            OF NET ASSETS ACQUIRED, NET                               3,548                 3,580

         DEFERRED TAX ASSETS, NET                                       500                   500
         OTHER ASSETS                                                   291                   183
                                                                    -------               -------
                                                                   $ 62,884              $ 58,300
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

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                      SEPTEMBER 30, 1996 AND JUNE 30, 1996

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              September 30,       June 30,
                                                                 1996              1996
                                                              (Unaudited)
                                                              -----------        ---------
CURRENT LIABILITIES:
  Accounts payable                                             $ 15,339          $ 14,131
  Accrued liabilities                                             1,769             1,780
  Accrued income taxes                                            1,755             1,065
                                                                -------          --------
      Total current liabilities                                  18,863            16,976
                                                                -------           -------

STOCKHOLDERS' EQUITY:
  Serial preferred stock, $.10 par value per share:
    Authorized 10,000 shares; Issued and outstanding
    1,271 shares at September 30, 1996 and
    June 30, 1996:                                                  127               127
  Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    14,398 shares at September 30, 1996 and
    June 30, 1996                                                   143               143
  Paid-in capital                                                39,109            39,109
  Retained earnings                                               4,642             1,945
                                                                -------           -------

    Total stockholders' equity                                   44,021            41,324
                                                                -------           -------
                                                               $ 62,884          $ 58,300
                                                                =======           =======







            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

PART I.  FINANCIAL INFORMATION
-------  ---------------------
ITEM 1.  FINANCIAL STATEMENTS

                                  BARNETT INC.
                                  ------------
                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         1996                    1995
                                                         ----                    ----
Net sales                                            $ 36,491                $ 29,425

Cost of sales                                          24,127                  19,823
                                                      -------                 -------

Gross profit                                           12,364                   9,602

Selling, general and
  administrative expenses                               7,992                   6,343

Corporate charge                                            -                     427
                                                      -------                 -------
Operating income                                        4,372                   2,832

Interest income (expense)                                  16                    (615)
                                                      -------                 -------
Income before income taxes                              4,388                   2,217

Provision for income taxes                              1,691                     833
                                                      -------                 -------

Net income                                           $  2,697                $  1,384
                                                      =======                 =======
Primary and fully diluted
  earnings per share:                                $   0.17                $   0.09
                                                      =======                 =======

Weighted average shares outstanding                    15,874                  15,874
                                                      =======                 =======

PRO FORMA ADJUSTED FOR INITIAL
  PUBLIC OFFERING:
Income before income taxes                                                   $  2,217

Add:   Corporate charge                                                           427
       Interest expense                                                           615
Less:  Public company costs                                                        50
                                                                               ------
Pro Forma income before income
  taxes                                                                         3,209

Provision for income taxes                                                      1,203
                                                                               ------
Pro Forma net income                                                         $  2,006
                                                                               ======

Pro Forma primary and fully
  diluted earnings per share:                                                $   0.13
                                                                               ======

Pro Forma average weighted shares
  outstanding:                                                                 15,874
                                                                               ======




            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (IN THOUSANDS)



                                                                      1996               1995
                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                       $ 2,697             $  1,384
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                    595                  452
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable, net                    (334)                 143
   (Increase) in inventories                                        (2,942)                (692)
   (Increase) in prepaid expenses                                     (153)                (122)
    Increase in accounts payable                                     1,208                  238
    Increase (decrease) in accrued liabilities                         679                 (256)
                                                                   -------              -------

      Net Cash Provided by Operating Activities                      1,750                1,147
                                                                   -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                         (2,651)                (492)
  Change in other assets                                              (108)                  (2)
                                                                   -------              -------

      Net Cash (Used in) Investing Activities                       (2,759)                (494)
                                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                     -                 (575)
  Repayments under credit agreements                                     -                    -
  Push-down debt                                                         -                  575
  Debt issue costs                                                       -                   68
  Advances to Waxman Industries, Inc.                                    -               (2,405)
  Capital contribution from Waxman
    Industries, Inc.                                                     -                  529
                                                                   -------              -------

      Net Cash (Used in) Financing Activities                            -               (1,808)
                                                                   -------              -------

NET INCREASE (DECREASE) IN CASH                                     (1,009)              (1,155)

BALANCE, BEGINNING OF PERIOD                                         1,707                1,155
                                                                  --------             --------

BALANCE, END OF PERIOD                                            $    698             $      0
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

                               SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the three months ended September 30, 1996 and 1995, the condensed balance sheet as of September 30, 1996 and the condensed statements of cash flows for the three months ended September 30, 1996 and 1995 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1996 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers; the Company distributes its products to over 43,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the three months ended September 30, 1996 and 1995 included income taxes of $1.0 million and $46,000, respectively, and interest of $490,000 for the prior year period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information on factors that could potentially affect the Company or its financial results may be found in the Company's filings with the Securities and Exchange Commission.

OVERVIEW
--------

On April 3, 1996, the Company consummated an initial public offering, (the "Initial Public Offering") whereby 7,207,000 shares of common stock, $.01 par value, of the Company representing approximately 55.1% of the outstanding shares of common stock, were sold by the Company and its former parent, Waxman USA Inc. ("Waxman USA").

The prior period financial statements have been adjusted to reflect push-down adjustments from Waxman USA, consisting of certain bank indebtedness which was repaid by the Company on April 3, 1996. Related interest expense and debt issue costs have also been pushed down having the effect of creating higher interest expense than was actually paid by the Company during those periods. Interest expense, including amortization of debt issue costs totaled $0.6 million for the three months ended September 30, 1995.

Management fees previously charged to the Company by Waxman Industries, Inc. ("Waxman"), the parent of Waxman USA, are included as corporate charge in the Company's financial statements. In connection with the Initial Public Offering, these allocations are no longer charged to the Company as of March 31, 1996. As of March 31, 1996, Waxman and the Company entered into a new intercorporate agreement under which Waxman may provide certain managerial, administrative and financial services to the Company, for which the Company pays Waxman the allocable costs of the salaries and expenses of Waxman's employees rendering such services. The Company also reimburses Waxman for actual out-of-pocket disbursements to third parties by Waxman required for the provision of such services. Subsequent to March 31, 1996, such payments to Waxman are reported in the Company's financial statements as a component of general and administrative expenses.

Pursuant to the new intercorporate agreement, the Company continues to provide certain services to the operating divisions of WOC Inc., a subsidiary of Waxman USA. Waxman pays the Company the allocable costs of the salaries and expenses of the Company's employees rendering such services. Waxman also reimburses the Company for all actual out-of-pocket disbursements to third parties by the Company required for the provision of such services. For a full-year period, the Company expects that the net effect of the payments made and/or received pursuant to the new intercorporate agreement and the additional expenses of being an independent public company to be an incremental $200,000 of expenses.

               THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
               ---------------------------------------------------
                      THREE MONTHS ENDED SEPTEMBER 30, 1995
                      -------------------------------------

NET SALES
---------

Net sales increased $7.1 million, or 24.0%, to $36.5 million in the three months ended September 30, 1996 from $29.4 million in the corresponding prior year period. Approximately 83.6% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 19 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,031 in the total number of products offered by the Company over the past twelve months, 517 of which were introduced in the current three month period. Sales from new product introductions over the last twelve months contributed approximately $3.2 million to the net sales increase during the period. Additionally, as a result of an expanded promotional flyer campaign, active customers grew to 43,000 from 39,000 in the comparable period and contributed approximately $1.3 million to the net sales increase during the three month period.

GROSS PROFIT
------------

Gross profit increased by 28.8% to $12.4 million in the three months ended September 30, 1996 from $9.6 million in the corresponding prior year period. Gross profit margin increased to 33.9% for the three months ended September 30, 1996 from 32.6% for the same period last year primarily as a result of favorable vendor program changes implemented in the current three month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 26.0% to $8.0 million for the three months ended September 30, 1996 from $6.3 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 19 telesalespersons, together with the expansion of the marketing staff. Also contributing to increased variable selling expenses were increased freight and delivery costs resulting from the Company's determination to reduce its customers' prepaid freight minimums. In addition, SG&A expenses increased as a result of independent company expenses incurred by the Company since its Initial Public Offering on April 3, 1996. SG&A expenses represented 21.9% of net sales in the three months ended September 30, 1996, compared to 21.6% of net sales in the comparable period of 1995.

CORPORATE CHARGE
----------------

Corporate charges were allocations of expenses to the Company by the Company's former parent to support its corporate activities. These allocations are no longer charged to the Company as of March 31, 1996. As of March 31, 1996 Waxman USA and the Company entered into a new intercorporate agreement for services pursuant to which charges allocated to the Company only include those expenses incurred by Waxman with respect to the Company. These expenses are included as a component of SG&A expenses beginning April 1, 1996 and are not material.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.9 million or 103.0% to $1.7 million for the three months ended September 30, 1996 from $0.8 million for the three months ended September 30, 1995, primarily as a result of increased operating income. The Company previously participated in a tax sharing agreement with Waxman. Under this agreement, the Company's federal tax liability was equal to the lesser of the federal tax liability calculated on a stand-alone basis or Waxman's federal tax liability. As Waxman had $75.0 million of available domestic net operating loss carryforwards at September 30, 1995 for income tax purposes, the Company had no liability for federal taxes at September 30, 1995. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. As a result of the initial public offering, the Company is no longer included in Waxman's consolidated tax return. Therefore, Waxman's remaining net operating loss carryforwards are not available to offset the Company's taxable income after April 3, 1996, the consummation date of the Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1996 the company had working capital of $31.3 million and a current ratio of 2.7 to 1.

Net cash provided by operating activities totaled $1.7 million for the three months ended September 30, 1996 compared to $1.1 million for the three months ended September 30, 1995.

Net cash used in investing activities totaled $2.8 million during the three months ended September 30, 1996 compared to $0.5 million for the three months ended September 30, 1995. These investments related primarily to capital expenditures for improved management information systems, including the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of the Company's distribution centers to accommodate new product offerings.

Net cash used in financing activities was $0 for the three months ended September 30, 1996 compared to $1.8 million for the three months ended September 30, 1995. This amount primarily represent advances to Waxman to satisfy its debt service obligations in the prior year period.

In connection with the Initial Public Offering, the Company entered into a revolving credit agreement with First Union National Bank of Florida for an unsecured three-year credit facility providing for borrowings of up to $15.0 million including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The credit facility provides funds for working capital and general corporate purposes. At September 30, 1996, there were no borrowings under the credit agreement and there were $3.0 million of letters of credit outstanding. The credit facility contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The credit facility also restricts the amount of dividends payable by the Company. The Company was in compliance with all covenants at September 30, 1996.

Historically, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations will continue to be sufficient to fund future growth. These funds, together with funds available under the bank credit facility discussed above, will be sufficient to fund the Company's current operational needs and growth strategy.

PART II. OTHER INFORMATION
--------------------------




Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

            a) Exhibits:

               (27) Financial Data Schedule

            b) No Reports on Form 8-K were filed.







All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BARNETT INC.
                                                ------------
                                                REGISTRANT







DATE:  NOVEMBER 5, 1996                         By: /s/ Andrea Luiga
                                                    ----------------
                                                Andrea Luiga
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)