Form 10-Q
period 1996-12-31
BARNETT INC
filed 1997-02-06
CIK 898172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM TO


Commission File Number 0-21728

                                  BARNETT INC.
             (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                     59-1380437
     (State of Incorporation)                          (I.R.S. Employer
                                                    Identification Number)

          3333 LENOX AVENUE
        JACKSONVILLE, FLORIDA                                 32254
  (Address of Principal Executive Offices)                  (Zip Code)


                                  (904)384-6530
               (Registrant's Telephone Number Including Area Code)

                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                    Yes X      No

14,398,000 shares of Common Stock, $.01 par value, were issued and outstanding as of January 31, 1997.

                                  BARNETT INC.

                               INDEX TO FORM 10-Q
                               ------------------

                                                                           PAGE
                                                                           ----

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements

          Condensed Balance Sheets as of December 31, 1996 and
          June 30, 1996                                                     3-4

          Condensed Statements of Income for the Six Months and Three
          Months Ended December 31, 1996 and 1995                             5

          Condensed Statements of Cash Flows for the Six Months Ended
          December 31, 1996 and 1995                                          6

          Notes to Condensed Financial Statements                             7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7-12

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K                                     13

SIGNATURES
----------

EXHIBIT INDEX
-------------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                       DECEMBER 31, 1996 AND JUNE 30, 1996
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,         JUNE 30,
                                                                     1996               1996
                                                                     ----               ----
                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash                                                               $ 1,211            $ 1,707
  Accounts receivable, net                                            20,617             17,577
  Inventories                                                         30,955             27,362
  Prepaid expenses                                                     1,381              1,074
                                                                     -------            -------
              Total current assets                                    54,164             47,720
                                                                     -------            -------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                               4,527              3,999
  Machinery and Equipment                                             14,475             10,619
                                                                     -------            -------
                                                                      19,002             14,618
Less accumulated depreciation and amortization                        (9,431)            (8,301)
                                                                     -------            -------
Property and equipment, net                                            9,571              6,317

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET               3,516              3,580

DEFERRED TAX ASSETS, NET                                                 500                500

OTHER ASSETS                                                             410                183
                                                                     -------            -------
                                                                     $68,161            $58,300
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

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                       DECEMBER 31, 1996 AND JUNE 30, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     DECEMBER 31,         JUNE 30,
                                                                         1996               1996
                                                                         ----               ----
                                                                      (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable                                                     $16,144            $14,131
  Accrued liabilities                                                    1,702              1,780
  Accrued income taxes                                                     369              1,065
  Short-term debt                                                        2,919                --
                                                                       -------            -------
              Total current liabilities                                 21,134             16,976
                                                                       -------            -------


STOCKHOLDERS' EQUITY:
  Serial preferred stock, $.10 par value per share:
    Authorized 10,000 shares; Issued and outstanding 1,271
    shares at December 31, 1996 and June 30, 1996:                         127                127
  Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    14,398 shares at December 31, 1996 and June 30, 1996                   143                143
  Paid-in capital                                                       39,109             39,109
  Retained earnings                                                      7,648              1,945
                                                                        ------            -------

              Total stockholders' equity                                47,027             41,324
                                                                       -------            -------
                                                                       $68,161            $58,300
                                                                       =======            =======




            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------

                                   (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     Six Months Ended               Three Months Ended
                                          Dec. 31                        Dec. 31
                                          -------                        -------
                                    1996          1995             1996          1995
                                    ----          ----             ----          ----

Net sales                         $76,362       $60,515          $39,871       $31,089

Cost of sales                      50,372        40,258           26,245        20,435
                                   ------        ------          -------       -------

Gross profit                       25,990        20,257           13,626        10,654

Selling, general and
administrative expenses            16,690        12,756            8,698         6,412
Corporate charge                        0           892                0           465
                                   ------        ------          -------         -----

Operating income                    9,300         6,609            4,928         3,777
Interest expense                       35         1,235               51           621
                                   ------        ------           ------        ------

Income before income taxes          9,265         5,374            4,877         3,156

Provision for income taxes          3,562         2,000            1,871         1,168
                                   ------        ------          -------       -------

Net income                         $5,703        $3,374           $3,006        $1,988
                                   ======        ======           ======        ======

Primary and fully diluted
earnings per share:                 $0.36                          $0.19
                                   ======                         ======

Average shares outstanding         15,944                         15,944
                                   ======                         ======

PRO FORMA ADJUSTED FOR
 EARNINGS PER SHARE:

Pro Forma net income                            $ 4,641                        $ 2,578
                                                =======                        =======

Pro Forma primary and fully
   diluted earnings per share:                   $ 0.30                        $  0.16
                                                 ======                        =======

Pro Forma average shares
   outstanding:                                  15,669                         15,669
                                                 ======                        =======


The accompanying Notes to Condensed Financial Statements are an integral part of these statements.


                                  BARNETT INC.
                                  ------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                             1996             1995
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                               $ 5,703          $ 3,374
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                            1,130            1,047
  Changes in assets and liabilities:
    (Increase) in accounts receivable, net                                  (3,040)          (1,181)
    (Increase) in inventories                                               (3,593)            (279)
    (Increase) decrease in prepaid expenses                                   (307)             102
    Increase in accounts payable                                             2,013              630
    (Decrease) in accrued liabilities                                         (774)             (18)
                                                                           -------          -------

              Net Cash Provided by Operating Activities                      1,132            3,675
                                                                           -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                                 (4,384)          (1,090)
  Change in other assets                                                      (163)             (16)
                                                                           -------          -------

              Net Cash (Used in) Investing Activities                       (4,547)          (1,106)
                                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                        15,161           64,116
  Repayments under credit agreements                                       (12,242)         (61,652)
  Push-down debt                                                                 -           (2,464)
  Advances to Waxman Industries, Inc.                                            -           (5,191)
  Capital contribution from Waxman Industries, Inc.                              -            2,271
                                                                           -------          -------

              Net Cash Provided by (Used in) Financing Activities            2,919           (2,920)
                                                                           -------          -------

NET (DECREASE) IN CASH                                                        (496)            (351)

BALANCE, BEGINNING OF PERIOD                                                 1,707            1,155
                                                                           -------          -------

BALANCE, END OF PERIOD                                                     $ 1,211          $   804
                                                                           =======          =======



            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (UNAUDITED)

                                DECEMBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION


The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the six months and three months ended December 31, 1996 and 1995, the condensed balance sheet as of December 31, 1996 and the condensed statements of cash flows for the six months ended December 31, 1996 and 1995 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1996 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission.

Unaudited proforma net income of $4.6 million and $2.6 million for the six and three months ended December 31, 1995, respectively, reflect the following adjustments: elimination of the corporate charge of $ 0.5 million, decrease in interest expense by $0.6 million and an increase in income taxes of $ 0.4 million.

NOTE 2 - BUSINESS

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers. The Company distributes its products to over 46,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the six months ended December 31, 1996 and 1995 included income taxes of $4.2 million and $186,000, respectively, and interest of $32,000 and $968,000, respectfully.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

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

The prior period financial statements have been adjusted to reflect push-down adjustments from Waxman USA, consisting of certain bank indebtedness which was repaid by the Company on April 3, 1996. Related interest expense and debt issue costs have also been pushed down having the effect of creating higher interest expense than was actually paid by the Company during those periods. Interest expense, including amortization of debt issue costs totaled $1.2 million and $0.6 million for the six and three months ended December 31, 1995, respectively.

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

                SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
                       SIX MONTHS ENDED DECEMBER 31, 1995

NET SALES

Net sales increased $15.8 million, or 26.2%, to $76.4 million in the six months ended December 31, 1996 from $60.5 million in the corresponding prior year period. Approximately 81.5% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 22 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,053 in the total number of products offered by the Company over the past twelve months which contributed approximately $7.2 million to the net sales increase during the period. Additionally, as a result of an expanded promotional flyer campaign, active customers grew to 46,000 from 40,000 in the comparable period and contributed approximately $3.0 million to the net sales increase during the six month period.

GROSS PROFIT

Gross profit increased by 28.3% to $26.0 million in the six months ended December 31, 1996 from $20.3 million in the corresponding prior year period. Gross profit margin increased to 34.0% for the six months ended December 31, 1996 from 33.5% for the same period last year, primarily as a result of favorable vendor program changes implemented in the current six month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 30.8% to $16.7 million for the six months ended December 31, 1996 from $12.8 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 22 telesalespersons, together with the expansion of the marketing staff and increased promotional flyer mailings. Also contributing to increased variable selling expenses were increased freight and delivery costs resulting from the Company's determination to reduce its customers' prepaid freight minimums and the establishment of a same day shipping policy. Furthermore, in addition to expenses incurred as a result of becoming an independent public company, the company instituted new, and enhanced existing, employee benefit programs to allow it to become more competitive in its compensation and benefit programs. SG&A expenses represented 21.9% of net sales in the six months ended December 31, 1996, compared to 21.1% of net sales in the comparable period of fiscal 1995.

CORPORATE CHARGE

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

PROVISION FOR INCOME TAXES

The provision for income taxes increased $1.6 million or 78.1% to $3.6 million for the six months ended December 31, 1996 from $2.0 million for the six months ended December 31, 1995, primarily as a result of increased operating income. The Company previously participated in a tax sharing agreement with Waxman. Under this agreement, the Company's federal tax liability was equal to the lesser of the federal tax liability calculated on a stand-alone basis or Waxman's federal tax liability. As Waxman had $75.0 million of available domestic net operating loss carryforwards at December 31, 1995 for income tax purposes, the Company had no liability for federal taxes at December 31, 1995. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. As a result of the initial public offering, the Company is no longer included in

Waxman's consolidated tax return. Therefore, Waxman's remaining net operating loss carryforwards are not available to offset the Company's taxable income after April 3, 1996, the consummation date of the Initial Public Offering.

               THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
                      THREE MONTHS ENDED DECEMBER 31, 1995

NET SALES

Net sales increased $8.8 million, or 28.2%, to $39.9 million in the three months ended December 31, 1996 from $31.1 million in the corresponding prior year period. Approximately 79.1% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 22 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,053 in the total number of products offered by the Company over the past twelve months which contributed approximately $4.0 million to the net sales increase during the period. Additionally, increased promotional flyer mailings yielded a record level of 4,000 new customers for the current three month period, contributing approximately $1.6 million to the net sales increase during the period. Also contributing to the Company's net sales increase was a 79.6% increase in export sales for the current quarter. This increase in international sales, which currently represents approximately 5% of net sales, was primarily attributable to the Company's recent establishment of a small, dedicated international telesales staff to complement the Company's international promotional flyer mailings. Also, the Company opened its twenty-ninth distribution center in Kansas City, Kansas on November 1, 1996. The sales contribution from this new distribution center was not significant for the current three month period.

GROSS PROFIT

Gross profit increased by 27.9% to $13.6 million in the three months ended December 31, 1996 from $10.7 million in the corresponding prior year period. Gross profit margins remained basically unchanged for the three month comparable period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased 35.7% to $8.7 million for the three months ended December 31, 1996 from $6.4 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 22 telesalespersons, together with the expansion of the marketing staff and increased promotional flyer mailings. Also contributing to increased variable selling expenses were increased freight and delivery costs resulting from the Company's determination to reduce its customers' prepaid freight minimums. SG&A expense was also increased by the establishment of a same day shipping policy. Furthermore, in addition to expenses incurred as a result of becoming an independent public company, the company instituted new, and enhanced existing, employee benefit programs to allow it to become more competitive in its compensation and benefit programs. SG&A expenses represented 21.8% of net sales in the three months ended December 31, 1996, compared to 20.6% of net sales in the comparable period of 1995.

CORPORATE CHARGE

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

PROVISION FOR INCOME TAXES

The provision for income taxes increased $.7 million or 60.2% to $1.9 million for the three months ended December 31, 1996 from $1.2 million for the three months ended December 31, 1995, primarily as a result of increased operating income. The Company previously participated in a tax sharing agreement with Waxman. Under this agreement, the Company's federal tax liability was equal to the lesser of the federal tax liability calculated on a stand-alone basis or Waxman's federal tax liability. As Waxman had $75.0 million of available domestic net operating loss carryforwards at December 31, 1995 for income tax purposes, the Company had no liability for federal taxes at December 31, 1995. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. As a result of the initial public offering, the Company is no longer included in Waxman's consolidated tax return. Therefore, Waxman's remaining net operating loss carryforwards are not available to offset the Company's taxable income after April 3, 1996, the consummation date of the Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 the company had working capital of $33.0 million and a current ratio of 2.6 to 1.

Net cash provided by operating activities totaled $1.1 million for the six months ended December 31, 1996 compared to $3.7 million for the six months ended December 31, 1995.

Net cash used in investing activities totaled $4.5 million during the three months ended December 31, 1996 compared to $1.1 million for the six months ended December 31, 1995. These investments related primarily to capital expenditures for improved management information systems, including the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of the Company's distribution centers to accommodate increased product offerings.

Net cash provided by financing activities was $2.9 million for the six months ended December 31, 1996 and represents amounts borrowed under the Company's revolving credit facility to fund working capital fluctuations, principally, increases in inventory due to new product introductions. Net cash used in financing activities of $2.9 million for the six months ended December 31, 1995 primarily represents advances to Waxman to satisfy its debt service obligations in the prior year period.

In connection with the Initial Public Offering, the Company entered into a revolving credit agreement with First Union National Bank of Florida for an unsecured three-year credit facility providing for borrowings of up to $15.0 million including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The credit facility provides funds for working capital and general corporate purposes. At December 31,

1996, there was $ 2.9 million outstanding under the credit agreement and there were $4.1 million of letters of credit outstanding. The credit facility contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The credit facility also restricts the amount of dividends payable by the Company. The Company was in compliance with all covenants at December 31, 1996.

Historically, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the bank credit facility discussed above, will be sufficient to fund the Company's current operational needs and growth strategy.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a)   Exhibits:

              (27) Financial Data Schedule

         b)   No Reports on Form 8-K were filed.

All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1996, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BARNETT INC.
                                             REGISTRANT

DATE: JANUARY 31, 1997                       By: /s/ Andrea Luiga
                                             Andrea Luiga
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)