Form 10-Q
period 1997-03-31
BARNETT INC
filed 1997-05-02
CIK 898172

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                   Yes X     No

14,398,000 shares of Common Stock, $.01 par value, were issued and outstanding as of March 31, 1997.

                                 BARNETT INC.

                              INDEX TO FORM 10-Q
                              ------------------

                                                                                          PAGE
                                                                                          ----

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements

          Condensed Balance Sheets as of March 31, 1997 and June 30, 1996                 3-4

          Condensed Statements of Income for the Nine Months and Three Months Ended
          March 31, 1997 and 1996                                                           5

          Condensed Statements of Cash Flows for the Nine Months Ended
          March 31, 1997 and 1996                                                           6

          Notes to Condensed Financial Statements                                           7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                          8-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                   13

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BARNETT INC.

                           CONDENSED BALANCE SHEETS
                           ------------------------

                       MARCH 31, 1997 AND JUNE 30, 1996
                   ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                                 MARCH 31,          JUNE 30,
                                                                   1997               1996
                                                                   ----               ----
                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash                                                            $ 1,658            $ 1,707
  Accounts receivable, net                                         19,921             17,577
  Inventories                                                      33,588             27,362
  Prepaid expenses                                                  1,457              1,074
                                                                  -------            -------
              Total current assets                                 56,624             47,720
                                                                  -------            -------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                            4,574              3,999
  Machinery and Equipment                                          13,543             10,619
                                                                  -------            -------
                                                                   18,117             14,618
Less accumulated depreciation and amortization                     (8,114)            (8,301)
                                                                  -------            -------
Property and equipment, net                                        10,003              6,317

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET            3,484              3,580

DEFERRED TAX ASSETS, NET                                              500                500

OTHER ASSETS                                                          924                183
                                                                   ------            -------
                                                                  $71,535            $58,300
                                                                  =======            =======

 The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                                 BARNETT INC.

                           CONDENSED BALANCE SHEETS
                           ------------------------

                       MARCH 31, 1997 AND JUNE 30, 1996

                  ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     MARCH 31,          JUNE 30,
                                                                       1997               1996
                                                                       ----               ----
                                                                    (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                                    $16,416            $14,131
  Accrued liabilities                                                   1,980              1,780
  Accrued income taxes                                                    457              1,065
  Short-term debt                                                       2,553                 --
                                                                      -------              -----
              Total current liabilities                                21,406             16,976
                                                                      -------            -------


STOCKHOLDERS' EQUITY:
  Serial preferred stock, $.10 par value per share:
    Authorized 10,000 shares; Issued and outstanding 1,271
    shares at March 31, 1997 and June 30, 1996:                           127                127
  Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    14,398 shares at March 31, 1997 and June 30, 1996                     143                143
  Paid-in capital                                                      39,109             39,109
  Retained earnings                                                    10,750              1,945
                                                                      -------            -------

              Total stockholders' equity                               50,129             41,324
                                                                      -------            -------
                                                                      $71,535            $58,300
                                                                      =======            =======




           The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                                 BARNETT INC.

                        CONDENSED STATEMENTS OF INCOME
                        ------------------------------

                                  (UNAUDITED)
      FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     Nine months Ended                  Three Months Ended
                                          March 31                            March 31
                                          --------                            --------
                                  1997              1996              1997             1996
                                  ----              ----              ----             ----

Net sales                      $117,112           $93,399          $40,750           $32,884

Cost of sales                    77,184            62,290           26,812            22,032
                                 ------            ------          -------           -------

Gross profit                     39,928            31,109           13,938            10,852

Selling, general and
administrative expenses          25,530            19,585            8,840             6,830
Corporate charge                      0             1,342                0               451
                                 ------           -------          -------             -----

Operating income                 14,398            10,182            5,098             3,571
Interest expense                     87             1,909               52               674
                                 ------            ------           ------            ------

Income before income taxes       14,311             8,273            5,046             2,897

Provision for income taxes        5,506             3,061            1,944             1,059
                                 ------            ------          -------           -------

Net income                       $8,805            $5,212           $3,102            $1,838
                                 ======            ======           ======            ======


Earnings per share:               $0.55                              $0.20
                                 ======                             ======

Average shares outstanding       15,892                             15,892
                                 ======                             ======

PRO FORMA ADJUSTED
 EARNINGS PER SHARE:

Pro Forma net income                                  $ 7,166                            $ 2,502
                                                      =======                            =======

Pro Forma
  earnings per share:                                 $  0.45                            $  0.16
                                                      =======                            =======

Pro Forma average shares
   outstanding:                                        15,860                             15,860
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

                                 BARNETT INC.
                                 ------------

                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                                  (UNAUDITED)

               FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                               ($ IN THOUSANDS)

                                                                       1997             1996
                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                         $ 8,805          $ 5,212
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                      1,855            1,556
  Changes in assets and liabilities:
    (Increase) in accounts receivable, net                            (2,344)          (1,390)
    (Increase) decrease in inventories                                (6,226)             361
    (Increase) decrease in prepaid expenses                             (383)             220
    Increase in accounts payable                                       2,285            3,722
    (Decrease) increase in accrued liabilities                          (408)             371
                                                                      ------           -----

              Net Cash Provided by Operating Activities                3,584           10,052
                                                                      ------           ------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                           (5,385)          (1,584)
  Change in other assets                                                (801)             (15)
                                                                     -------         --------

              Net Cash (Used in) Investing Activities                 (6,186)          (1,599)
                                                                     -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                  27,735           97,682
  Repayments under credit agreements                                 (25,182)         (93,891)
  Push-down debt                                                           -           (3,791)
  Advances to Waxman Industries, Inc.                                      -          (11,940)
  Capital contribution from Waxman Industries, Inc.                        -            3,572
                                                                     -------           ------

              Net Cash Provided by (Used in) Financing Activities      2,553           (8,368)
                                                                      ------          -------

NET (DECREASE)INCREASE IN CASH                                           (49)              85

BALANCE, BEGINNING OF PERIOD                                           1,707            1,155
                                                                     -------          -------

BALANCE, END OF PERIOD                                               $ 1,658          $ 1,240
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

                                 BARNETT INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)

                                MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the nine months and three months ended March 31, 1997 and 1996, the condensed balance sheet as of March 31, 1997 and the condensed statements of cash flows for the nine months ended March 31, 1997 and 1996 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1996 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1997 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission.

Unaudited proforma net income of $7.2 million and $2.5 million for the nine and three months ended March 31, 1996, respectively, reflect the following adjustments: elimination of the corporate charge of $ 1.3 million and $ 0.5 million, respectively, decrease in interest expense by $1.9 million and $ 0.7 million, respectively, and an increase in income taxes of $ 1.1 million and $
0.5 million, respectively.

NOTE 2 - BUSINESS

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers. The Company distributes its products to approximately 49,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the nine months ended March 31, 1997 and 1996 included income taxes of $6.1 million and $275,000, respectively, and interest of $95,000 and $1,465,000, respectfully.

NOTE 4 - IMPACT OF ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's second quarter ended December 31, 1997, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. Management does not expect that the presentation required by SFAS No. 128 to materially differ from the current presentation of earnings per share.

NOTE 5 - SUBSEQUENT EVENT

On April 18, 1997, the Company completed a secondary offering of 375,000 shares of its common stock. The net proceeds of $ 6,234,375 will be used to repay approximately $ 3.2 million that was outstanding under the Company's revolving credit facility and the remainder will be used for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1996 including, without limitation, statements regarding the sufficiency of the Company's liquidity and sources of capital. Any statements contained herein which are not historical facts or which contain the words expect, believe or anticipate shall be deemed to be forward looking statements. These forward-looking statements are subject to certain risks, uncertainties and other factors which could cause actual results to differ materially. Additional information on factors that could potentially affect the Company or its financial results may be found in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

On April 3, 1996, the Company consummated an initial public offering, (the "Initial Public Offering") whereby 7,207,000 shares of common stock, $.01 par value, of the Company representing approximately 55.1% of the outstanding shares of common stock, were sold by the Company and its former parent, Waxman USA Inc. ("Waxman USA").

The prior period financial statements have been adjusted to reflect push-down adjustments from Waxman USA, consisting of certain bank indebtedness which was repaid by the Company on April 3, 1996. Related interest expense and debt issue costs have also been pushed down having the effect of creating higher interest expense than was actually paid by the Company during those periods. Interest expense, including amortization of debt issue costs totaled $1.9 million and $0.7 million for the nine and three months ended March 31, 1996, respectively.

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

                NINE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
                       NINE MONTHS ENDED MARCH 31, 1996

NET SALES

Net sales increased $23.7 million, or 25.4%, to $117.1 million in the nine months ended March 31, 1997 from $93.4 million in the corresponding prior year period. Approximately 78.5% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 21 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,481 in the total number of products offered by the Company over the past twelve months which contributed approximately $11.6 million to the net sales increase during the period. Additionally, as a result of an expanded promotional flyer campaign, active customers grew to 49,000 from 41,000 in the comparable period and contributed approximately $4.8 million to the net sales increase during the nine month period. Also contributing to the Company's net sales increase was a 67.5% increase in export sales representing approximately $ 2.0 million for the nine month period. This increase in international sales, which currently represents approximately 5% of net sales, was primarily attributable to the Company's recent establishment of a small, dedicated international telesales staff to complement the Company's international promotional flyer mailings. Also, the Company opened its twenty-ninth distribution center in Kansas City, Kansas on November 1, 1996. The sales contribution from this new distribution center was not significant for the current nine month period.

GROSS PROFIT

Gross profit increased by 28.3% to $39.9 million in the nine months ended March 31, 1997 from $31.1 million in the corresponding prior year period. Gross profit margin increased to 34.1% for the nine months ended March 31, 1997 from 33.3% for the same period last year, primarily as a result of favorable vendor program changes implemented in the current nine month period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 30.4% to $25.5 million for the nine months ended March 31, 1997, from $19.6 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 21 telesalespersons, together with the expansion of the marketing staff and increased promotional flyer mailings. Also contributing to increased variable selling expenses were increased freight and delivery costs resulting from the Company's determination to reduce its customers' prepaid freight minimums and the establishment of a same day shipping policy. Furthermore, in addition to expenses incurred as a result of becoming an independent public company, the company instituted new, and enhanced existing, employee benefit programs to allow it to become more competitive in its compensation and benefit programs. SG&A expenses represented 21.8% of net sales in the nine months ended March 31, 1997, compared to 21.0% of net sales in the comparable period of fiscal 1996.

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

PROVISION FOR INCOME TAXES

The provision for income taxes increased $2.4 million or 79.9% to $5.5 million for the nine months ended March 31, 1997 from $3.1 million for the nine months ended March 31, 1996, primarily as a result of increased operating income. The Company previously participated in a tax sharing agreement with Waxman. Under this agreement, the Company's federal tax liability was equal to the lesser of the federal tax liability calculated on a stand-alone basis or Waxman's federal tax liability. As Waxman had $75.0 million of available domestic net operating loss carryforwards at March 31, 1996 for income tax purposes, the Company had no liability for federal taxes at March 31, 1996. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. As a result of the Initial Public Offering, the Company is no longer included in Waxman's consolidated tax return. Therefore, Waxman's remaining net operating loss carryforwards are not available to offset the Company's taxable income after April 3, 1996, the consummation date of the Initial Public Offering.

                THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
                       THREE MONTHS ENDED MARCH 31, 1996

NET SALES

Net sales increased $7.9 million, or 23.9%, to $40.8 million in the three months ended March 31, 1997, from $32.9 million in the corresponding prior year period. Approximately 72.4% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 21 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,481 in the total number of products offered by the Company over the past twelve months which contributed approximately $4.4 million to the net sales increase during the period. Additionally, increased promotional flyer mailings yielded a record level of 4,600 new customers for the current three month period, contributing approximately $1.8 million to the net sales increase during the period. Also contributing to the Company's net sales increase was a 83.9% increase in export sales for the current quarter. This increase in international sales, which currently represents approximately 5% of net sales, was primarily attributable to the Company's recent establishment of a small, dedicated international telesales staff to complement the Company's international promotional flyer mailings.

GROSS PROFIT

Gross profit increased by 28.4% to $13.9 million in the three months ended March 31, 1997 from $10.9 million in the corresponding prior year period. Gross profit margin increased to 34.2% for the three months ended March 31, 1997 from 33.0% for the same period last year, primarily as a result of favorable vendor program changes implemented in the beginning of the current fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses increased 29.4% to $8.8 million for the three months ended March 31, 1997 from $6.8 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, attributable to personnel costs related to the above mentioned addition of 21 telesalespersons, together with the expansion of the marketing staff and increased promotional flyer mailings. Also contributing to increased variable selling expenses were increased freight and delivery costs resulting from the Company's determination to reduce its customers' prepaid freight minimums. SG&A expense was also increased by the establishment of a same day shipping policy. Furthermore, in addition to expenses incurred as a result of becoming an independent public company, the company instituted new, and enhanced existing, employee benefit programs to allow it to become more competitive in its compensation and benefit programs. SG&A expenses represented 21.7% of net sales in the three months ended March 31, 1997, compared to 20.8% of net sales in the comparable period of 1996.

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

PROVISION FOR INCOME TAXES

The provision for income taxes increased $.8 million or 83.6% to $1.9 million for the three months ended March 31, 1997 from $1.1 million for the three months ended March 31, 1996, primarily as a result of increased operating income. The Company previously participated in a tax sharing agreement with Waxman. Under this agreement, the Company's federal tax liability was equal to the lesser of the federal tax liability calculated on a stand-alone basis or Waxman's federal tax liability. As Waxman had $75.0 million of available domestic net operating loss carryforwards at March 31, 1996 for income tax purposes, the Company had no liability for federal taxes at March 31, 1996. The Company files separate income tax returns in certain states based on the results of operations within the applicable states. As a result of the Initial Public Offering, the Company is no longer included in Waxman's consolidated tax return. Therefore, Waxman's remaining net operating loss carryforwards are not available to offset the Company's taxable income after April 3, 1996, the consummation date of the Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the company had working capital of $35.2 million and a current ratio of 2.6 to 1.

Net cash provided by operating activities totaled $3.5 million for the nine months ended March 31, 1997 compared to $10.0 million for the nine months ended March 31, 1996.

Net cash used in investing activities totaled $6.1 million during the nine months ended March 31, 1997 compared to $1.6 million for the nine months ended March 31, 1996. These investments related primarily to capital expenditures for improved management information systems, including the buy-out of an operating lease incurred in prior years and expansion and/or relocation of several of the Company's distribution centers to accommodate increased product offerings.

Net cash provided by financing activities was $2.6 million for the nine months ended March 31, 1997 and represents amounts borrowed under the Company's revolving credit facility to fund working capital fluctuations, principally, increases in inventory due to new product introductions. Net cash used in financing activities of $8.4 million for the nine months ended March 31, 1996 primarily represents advances to Waxman to satisfy its debt service obligations in the prior year period.

In connection with the Initial Public Offering, the Company entered into a revolving credit agreement with First Union National Bank of Florida for an unsecured three-year credit facility providing for borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The credit facility provides funds for working capital and general corporate purposes. At March 31, 1997, there was $ 2.6 million outstanding under the credit agreement and there were $3.3 million of letters of credit outstanding. The credit facility contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The credit facility also restricts the amount of dividends payable by the Company. The Company was in compliance with all covenants at March 31, 1997.

Historically, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the bank credit facility discussed above, will be sufficient to fund the Company's current operational needs and growth strategy.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits:

          (27) Financial Data Schedule

     b) A Form 8-K was filed on March 3, 1997 incorporating a press release with respect to the Company's secondary public offering.

All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BARNETT INC.
                                                  REGISTRANT


DATE: MAY 2, 1997                                 By: /s/ Andrea Luiga
                                                  Andrea Luiga
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)