Form 10-K405
period 1997-06-30
BARNETT INC
filed 1997-09-29
CIK 898172

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-K

 X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                              --------------
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
--                     THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER 0-21728

                                  BARNETT INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                              59-1380437
                      --------                              ----------
          (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

  3333 LENOX AVENUE, JACKSONVILLE, FLORIDA                    32254
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (904) 384-6530

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                          ----------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----

         Aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the NASDAQ National Market on September 24, 1997: $182,119,899

         Number of shares of Common Stock outstanding as of September 24, 1997:
16,171,437

================================================================================
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement in connection with its 1997 Annual Meeting of Stockholders is incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

                                       PART I

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management, as well as assumptions made by and information currently available to the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from these described herein as anticipated, believed, estimated, expected or intended.

ITEM 1. BUSINESS

         On April 3, 1996, Barnett Inc.(the "Company") consummated an initial public offering(the "Initial Public Offering") whereby 7,207,000 shares of common stock, $.01 par value (the "Common Stock"), of the Company, representing approximately 55.1% of the outstanding shares of Common Stock, were sold by the Company and its former parent, Waxman USA Inc ("Waxman USA"). On April 18, 1997, the Company consummated a secondary offering whereby 1,725,000 shares of Common Stock were sold by it and Waxman USA.

OVERVIEW

         The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 51,000 active customers throughout the United States. The Company offers approximately 10,200 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. The Company markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. The Company's staff of over 95 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 30 distribution centers strategically located in 30 major metropolitan areas throughout the United States. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers.

         The Company believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical and hardware products. The Company's approximately 800-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. The Company provides an updated version of its catalogs to its customers an average of three times a year. To attract new customers and offer special promotions to existing customers, the Company supplements its catalogs with monthly promotional flyers. The Company mailed approximately 4.3 million promotional flyers during fiscal 1997 compared to approximately 2.2 million promotional flyers during fiscal 1996. The Company's experienced and knowledgeable inbound telesales staff, located at the Company's centralized headquarters in Jacksonville, Florida, uses the Company's proprietary information systems to take customer orders as well as offer technical advice. The Company's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations, encourages additional purchases and solicits new customers. Targeted customer accounts are typically assigned an outbound telesalesperson in order to enhance customer relationships and improve customer satisfaction. The Company's high in-stock position and extensive network of local distribution centers enable it to fulfill approximately 94% of the items included in each customer order and provide rapid delivery. As a result of its emphasis on customer service, the Company's customer retention rate (i.e., customers who place orders in the following year) has grown from approximately 74.0% during each of the three years from fiscal 1992 through fiscal 1995 to approximately 83.8% in both fiscal 1996 and 1997.

         The Company has actively pursued increased sales of its private label products sourced primarily from foreign suppliers. During the fiscal year ended June 30, 1997, approximately 27.6% of the Company's net sales were attributable to sales of private label products. Many of the Company's private label products provide the customer with lower cost, high quality alternatives to brand name products, as well as providing the Company with higher profit margins. The Company's private label products are sold under brand names such as Premier(R), ProPlus(R), Barnett(R), Legend(TM), Electracraft(R) and Lumina(TM).

INDUSTRY OVERVIEW

         The Company competes in a large and highly fragmented industry. The Company broadly defines its industry as the sale of plumbing, electrical and hardware products primarily to plumbing and electrical repair and remodeling contractors, maintenance managers and independent hardware stores. Plumbing and electrical contractors are primarily responsible for making repairs on a daily basis and generally do not have time to shop with multiple vendors. Plumbing and electrical contractors, therefore, value extensive product selection, convenient ordering, reliable, rapid delivery and other value-added services. In addition, such contractors typically operate with limited working capital, making competitive pricing important. Plumbing, electrical and hardware contractors have traditionally purchased supplies through a variety of distribution channels including:

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

         Specialty Suppliers. Specialty suppliers focus on a single product category, such as plumbing or electrical supplies, and often offer a greater number of products within their product categories. Specialty suppliers are typically local or regional in scope and cannot provide the one-stop shopping sought by many of the Company's customers.

         Industrial Suppliers. There are a few industrial suppliers that include a limited selection of plumbing, electrical and hardware products in their merchandise mix but do not focus on the Company's target markets.

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

         Direct Marketing Sales Approach. The Company displays and promotes its products through three comprehensive professional contractor, hardware and maintenance catalogs targeted, respectively, to such major customer groups as professional plumbing and electrical repair and remodeling contractors, hardware stores and maintenance managers. The Company mailed its first catalog in 1958 and currently mails its principal catalog to the 51,000 active customers on its proprietary mailing list. These mailings are supplemented with direct mail promotional flyers to existing and potential customers on a monthly basis. Typical catalogs mailed by the Company contain over 10,200 items and are approximately 800 pages in length. The Company's objective is to leverage its direct sales experience to sell a broader array of products to a larger number of customers. The Company's comprehensive catalogs provide its customers with the opportunity to purchase a substantial portion of their plumbing, electrical and hardware supplies from a single vendor.

         Sophisticated Data Based Telesales. During fiscal 1997, approximately 75.7% of the Company's net sales were generated through the Company's 95 outbound and inbound telesalespersons. Outbound telesalespersons are assigned account management responsibilities for existing customers with an emphasis on customer service, new product introductions and new product lines. Inbound telesalespersons are trained to quickly process orders from existing customers. All telesalespersons are highly knowledgeable and are required to go through extensive product and sales training before they begin to work with customers. The Company's proprietary telesales software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to, and capitalize on, business opportunities.

         National Network of Distribution Centers. To provide more rapid delivery and a strong local presence, the Company has established a network of 30 distribution centers strategically located in 30 major metropolitan areas throughout the United States. The distribution centers enable the Company to be closer to many of its customers for faster product delivery and to generate incremental over-the-counter sales. The Company's experience indicates that many of its customers prefer to purchase from local suppliers and often choose to pick up their orders in person. Approximately 30% of the Company's orders are picked up by the customer at one of the Company's local distribution centers.

         Superior Customer Service. As a result of its large in-stock inventory, the Company is typically able to fulfill approximately 94% of the items included in each customer order, and, in almost all cases, ships the order within the same day of receipt of the order. In addition, as a result of its large number of distribution centers, the Company is able to provide its customers with more rapid delivery to markets within the continental United States. In an effort to maximize sales and increase customer retention, the Company has structured its telesales staff to create regular contact between the Company's telesales personnel and each active customer. The Company's customer retention rate (i.e., customers who place orders in the following year) has grown from an average of 74% during fiscal 1992 through fiscal 1995 to approximately 83.8% in each of the fiscal years ended 1996 and 1997.

         Competitive Pricing and Private Label Products. Due to the Company's size, volume of purchases, substantial vendor base and offshore sourcing capabilities, the Company is frequently able to obtain purchase terms that the Company believes are more favorable than those available to its competition. This enables the Company to offer prices that are generally lower than those available from its competitors. Many of the

Company's private label products provide the customer with lower-cost, high quality alternatives to name brand products, as well as providing the Company with higher profit margins. During fiscal 1997, approximately 27.6% of the Company's net sales were attributable to sales of private label products.

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

GROWTH STRATEGY

Key elements of the Company's growth strategy include:

         Expand product offerings. The Company currently markets approximately 10,200 plumbing, electrical and hardware products. The Company plans to increase its net new product offerings by 1,500 to 2,000 items per year over the next three years, which will deepen the Company's existing product lines and establish new product categories. A significant portion of these product additions will be private label products. The Company believes that the introduction of new product lines will expand the Company's total potential target market. To that end, effective July 1, 1997, the Company acquired substantially all of the assets of LeRan Gas Products, an operating unit of Waxman Industries, Inc., the Company's former indirect parent ("Waxman Industries"). LeRan Gas Products is a leading business-to-business direct marketer of approximately 3,400 products to the liquid propane gas industry. Examples of new product lines recently introduced include, in addition to liquid propane gas products, packaged plumbing products and janitorial supplies.

         Increase penetration of existing target markets through telesales. The Company has over 600,000 prospective domestic customers in its current target markets, only approximately 51,000 of which are active customers. The Company believes that increasing the number of its outbound telesales employees is the most cost effective method to access these potential customers and intends to add 20 to 25 telesalespersons annually over the next several years. To that end, the Company's telesales staff has increased from 47 to 95 persons over the last three years, with the majority of the increase being attributable to the addition of outbound telesalespersons.

         Increase geographic coverage. Over the next few years, the Company plans to add two to four new distribution centers in major metropolitan areas and has identified 10 to 12 potential locations. The Company opened new distribution centers in Kansas City, Kansas in November 1996 and in Milwaukee, Wisconsin in July 1997. The addition of new distribution centers in new geographic areas, as well as in geographic areas in which the Company has existing distribution centers, has increased, and is expected to continue to increase, the Company's overall level of business. New distribution centers enhance marketing efforts, heighten the Company's name recognition, generate new over-the-counter business and allow for faster product delivery.

         Add new target customer segments. The Company's current targeted customer segments are contractors, independent hardware stores and maintenance managers. The Company believes that due, in part, to the continuing expansion of its product offerings in conjunction with its expanded promotional flyer campaigns, it has the opportunity to market its products to new segments of customers currently under serviced, such as school systems, hospitals and healthcare facilities, heating, ventilation, air conditioning and refrigeration ("HVAC/R") contractors, lighting showrooms and hotel/motel operators.

         Expand export business. The Company believes that many opportunities for direct marketing to the Company's existing target markets exist in foreign locations including

South America, the Caribbean and Europe. Although the Company does not intend to commit material resources to international expansion during the next few years, the Company has begun to, and intends to continue to, access these markets through its existing telesales operations and increased mailings of its promotional flyers. The Company believes that customers in these international areas are receptive to mail order purchasing and that its potential customers would be attracted to the breadth of the Company's product lines and its competitive pricing.

MARKETING AND DISTRIBUTION

         The Company markets its products nationwide to existing and potential customers through regular catalog and promotional mailings, supported by a telesales operation. Products are shipped from a network of 30 distribution centers allowing for shipment to and pick up by customers generally the same day the order is received. The outbound telesales operation is utilized to make telephonic sales presentations to existing and potential customers that have received written promotional materials. The Company's inbound telesalespersons provide customer assistance and take customer orders. The Company's outbound and inbound telesales operations are centralized in Jacksonville, Florida.

  Catalogs

         The Company's three approximately 800-page catalogs containing 10,200 plumbing, electrical and hardware products are mailed to its approximately 51,000 active customers. These catalogs are supplemented by monthly promotional flyers, 4.3 million of which were mailed in fiscal 1997. The Company's targeted customers include professional contractors, independent hardware stores and maintenance managers. The Company has been distributing its principal catalog since 1958 and believes that the Barnett(R) name has achieved a very high degree of recognition among the Company's customers and suppliers.

         The Company makes its initial contact with potential customers primarily through promotional flyers. The Company obtains the names of prospective customers through the rental of mailing lists from outside marketing information services and other sources. Sophisticated proprietary information systems are used to analyze the results of individual catalog and promotional flyer mailings. The information derived from these mailings, as well as information obtained from the Company's telesales operations, is used to create and/or supplement individual customer profiles and to target future mailings. The Company updates its mailing lists frequently to delete inactive customers.

         The Company's in-house art department produces the design and layout for its catalogs and promotional mailings. The catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.

  Telesales

         During fiscal 1997, approximately 75.7% of the Company's net sales were generated through the Company's telesales operation. The Company's telesales operation has been designed to make ordering its products as convenient and efficient as possible thereby enabling the Company to provide superior customer service. The Company offers its customers a nationwide toll-free telephone number that currently is staffed by approximately 95 telesales, customer service and technical support personnel who utilize the Company's proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to and capitalize on market opportunities.

         The Company divides its telesales staff into outbound and inbound groups. The Company's experience indicates that customer loyalty is bolstered by the ability of the telesales staff to develop an ongoing personal relationship with their customers. The Company's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations and encourages additional purchases. Inbound telesalespersons are trained to quickly process orders from existing customers, provide technical support, expedite and process new customer applications as well as handle all customer service. They endeavor to increase sales by informing customers of price breaks for larger orders, companion items and replacement items with higher margins. Outbound telesales persons are also utilized to make telephonic sales presentations to both potential and existing customers. Also, for several months prior to the opening of new distribution centers, the Company utilizes its telesales operation to generate awareness of the Company, its product offerings and the upcoming opening of new distribution centers located near the target customers.

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

  Distribution Center Network

         The Company has established a network of 30 local distribution centers strategically located in 30 major metropolitan areas throughout the United States. This network enables the Company to provide rapid and complete product delivery and provides a strong local presence.

         The Company's distribution centers range in size from approximately 12,000 square feet to 60,000 square feet. Distribution centers are typically maintained under operating leases in commercial or industrial centers. Distribution centers primarily consist of warehouse and shipping facilities, but also include "city sales counters," typically occupying approximately 900 square feet, where customers can pick up orders or browse through a limited selection of promotional items. The Company is often able to generate incremental sales from customers who pick up their orders. The Company has initiated a program to enlarge product displays in the counter area to better promote the breadth of its product lines and to increase impulse purchases.

         The factors considered in site selection include the number of prospective customers in the local target area, the existing sales volume in such area and the availability and cost of warehouse space, as well as other demographic information. The Company has substantial expertise in distribution center site selection, negotiating leases, reconfiguring space to suit its needs, and stocking and opening new distribution centers. The average investment required to open a distribution center is approximately $900,000, including approximately $600,000 for inventory.

PRODUCTS

         The Company markets an extensive line of approximately 10,200 plumbing, electrical and hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows the Company to serve as a single source supplier for many of its customers. Many of these products are higher margin products bearing the Company's proprietary trade names and trademarks. In addition, proprietary products are often the customers higher margin product offerings.

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

         The Company's strategy is to significantly increase the number of product offerings, particularly its higher margin product offerings. Private label products offer customers high quality, lower-cost alternatives to the brand name products the Company sells. The Company's catalogs and monthly promotional flyers emphasize the comparative value of the Company's private label products. During fiscal 1997, approximately 27.6% of the Company's net sales were generated by the sale of the Company's private label products. The Company's products are generally covered by a one year warranty, and returns, which require prior authorization from the Company, have historically been immaterial in amount.

         The following is a discussion of the Company's principal product groups:

         Plumbing Products. The Company sells branded products of leading plumbing supply manufacturers including Delta(R), Moen(R) and Price Pfister(R). The Company's private label plumbing products are also sold under its Barnett(R), Premier(R) and ProPlus(R) trademarks. In fiscal 1997, plumbing products accounted for 73.0% of net sales.

         Electrical Products. The Company sells branded products of leading electrical supply manufacturers including Philips(R), Westinghouse(R), Honeywell(R) and General Electric(R). Certain of the Company's private label electrical products are sold under its own proprietary trademarks including Barnett(R), Premier(R), Electracraft(R) and Lumina(R). In fiscal 1997, electrical products accounted for 14.9% of net sales.

         Hardware Products. The Company sells hardware products of leading hardware product manufacturers including Kwikset(R) security hardware products and Milwaukee(R) power tools. Certain of the Company's hardware products are also sold under its own proprietary Legend(TM) trademark. In fiscal 1997, hardware products accounted for 8.8% of net sales.

         HVAC/R Products. The Company began selling a limited number of brand name HVAC/R products in July 1996 and intends to continue expanding this product line. In fiscal 1997, HVAC/R products accounted for 3.3% of net sales.

SOURCING

         The products sold by the Company are purchased from approximately 370 domestic and 40 foreign suppliers. Domestically manufactured products are shipped directly to the Company's 30 distribution centers. Products manufactured abroad are initially shipped to the Company's 5 regional distribution centers and subsequently redistributed to each of the remaining local distribution centers. The Company is not dependent upon any single supplier for any of its requirements. Due to the volume of the Company's purchases and its utilization of over 400 vendors, it is able to obtain purchase terms it believes to be more favorable than those available to most local suppliers of plumbing, electrical and hardware products. Approximately 74% of the Company's purchases for the year ended June 30, 1997 were from domestic manufacturers and 26% were from foreign manufacturers, primarily located in Asia. During fiscal 1997, the Company purchased approximately 13% of its products through Waxman Industries entities, both domestic and foreign. Although the Company intends to continue to purchase products through Waxman Industries entities in the future, the Company is not committed to purchase any products from Waxman Industries.

MANAGEMENT INFORMATION SYSTEMS

         The Company has integrated all of its operating units into its state-of-the-art management information system. This system encompasses all of the Company's major business functions and was designed to enable the Company to receive and process orders, manage inventory, verify credit and payment history, invoice customers, receive payments and manage the Company's proprietary mail order customer lists. In addition, all of the Company's local distribution centers are linked to the Company's computer system to provide real-time access to all necessary information, including inventory availability, order tracking, and customer creditworthiness. The system can be easily and cost-effectively upgraded as the Company grows. The Company has adopted procedures to protect the data in its computer systems and to provide for recovery in the event of equipment failures. All data systems are backed up to tape daily with backup tapes stored off-site. End of month tapes, tape archives and production software kept on-site are stored in a fire-proof safe. Additionally, the Company maintains a geographically remote "hot site" computer system that is able to communicate with all of the Company's distribution centers in the event of a failure of the Company's primary system.

         The Company's customers can place orders directly via mail, facsimile, telephone or through an EDI transmission. Utilizing EDI, the Company's customers can send electronic purchase orders directly to the Company's order entry systems. The Company makes this ordering process simple for its customers by providing well-developed computer media containing the Company's product information including item number, product description, price, package quantity and UPC codes to be loaded directly into the customer's purchasing system. The Company automatically edits and processes EDI orders and sends the majority of EDI orders received directly to shipping. The few EDI orders that need editing are sent immediately to a sales representative for review. Through EDI, the Company can provide faster order turnaround, thereby further fostering customer satisfaction.

         The Barnett Ordering Service System or BOSS(TM) is the Company's proprietary software ordering program, which is provided free to all Company customers and allows customers to browse through the Company's electronic catalog to create and transmit orders. BOSS(TM) is simple, easy to use and provides customers with their purchasing history to assist the customer in projecting future supply requirements.

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

ENVIRONMENTAL REGULATIONS

         The Company's facilities are subject to certain federal, state and local environmental laws and regulations. The Company believes that it is in compliance with all environmental laws and regulations applicable to it.

EMPLOYEES

         As of June 30, 1997, the Company employed 564 individuals, 144 of whom were clerical and administrative personnel, 120 of whom were telesales and sales representatives and 300 of whom were either production or warehouse personnel. The Company's employees are not unionized. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

       The Company's headquarters and largest distribution center are located at 3333 Lenox Avenue, Jacksonville, Florida. The building in which the headquarters are located is leased by the Company through October 31, 2003, and contains approximately 47,000 square feet of warehouse space and 19,000 square feet of offices. The Company's telesales center, also located in Jacksonville, Florida, contains approximately 15,000 square feet and is leased by the Company through August 31, 1999. The Company is in the process of building a new 38,000 square foot telesales center in Jacksonville, Florida.

This new telesales center will enable the company to continue expanding its telesales staff, as well as consolidate existing leased spaces.

       The Company's 30 distribution centers utilize leased space ranging from 12,000 to 60,000 square feet and are all located in the United States. The leases expire at various dates from September 1997 to April 2007. The Company believes that its distribution facilities are adequate for its current needs and does not anticipate that it will have any problem leasing additional space when needed. The Company shares three of its facilities with U.S. Lock, an operating division of WOC Inc.("WOC"), which is a wholly owned subsidiary of Waxman Industries. U.S. Lock is charged for the portion of the rent relating to the space occupied by it.

ITEM 3.   LEGAL PROCEEDINGS

       The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not have a material impact on the financial position, liquidity or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth the names, ages, positions and offices with the Company held by the present executive officers of the Company.

         NAME                  AGE        POSITION AND OFFICE PRESENTLY HELD
         ----                  ---        ----------------------------------

William R. Pray                50         President, Chief Executive Officer and
                                          Director

Andrea M. Luiga                40         Vice President--Finance, Chief Financial
                                          Officer

Alfred C. Poindexter           45         Vice President--Operations
Andrew S. Fournie              43         Vice President--Marketing
Melvin Waxman                  63         Chairman of the Board and Director
Armond Waxman                  58         Vice-Chairman of the Board and Director

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

         Mr. Melvin Waxman was elected Chairman of the Board and Director of the Company in December 1995. Mr. Waxman was elected Co-Chief Executive Officer of Waxman Industries in May 1988, Co-Chairman of the Board of Waxman Industries in June 1995 and Chairman of the Board of Waxman Industries in April 1996. Mr. Waxman has been the Chief Executive Officer of Waxman Industries for over 20 years and has been a director of Waxman Industries since 1962. Mr. Waxman has been either Chairman or Co-Chairman of the Board of Waxman Industries since August 1976. Mr. Waxman has been a director of the Company since its acquisition by Waxman Industries in 1984. Mr. Waxman was a director of Ideal Plumbing Group Inc., a Canadian subsidiary of Waxman Industries, that was involuntarily liquidated in 1994. Mr. Waxman is the brother of Armond Waxman.

         Mr. Armond Waxman was elected Vice-Chairman of the Board and Director in December 1995. Mr. Waxman was elected Co-Chief Executive Officer of Waxman Industries in May 1988 and was Co-Chairman of the Board of Waxman Industries from June 1995 until April 1996. Mr. Waxman had been the President of Waxman Industries from August 1976 until June 1995, and was re-appointed to the position in April 1996. Mr. Waxman has been a director of Waxman Industries since 1962 and was Chief Operating Officer of Waxman Industries from August 1976 to May 1988. Mr. Waxman has been a director of the Company since its acquisition by Waxman Industries in 1984. Mr. Waxman was a director of Ideal Plumbing Group Inc., a Canadian subsidiary of Waxman Industries, that was involuntarily liquidated in 1994. Mr. Waxman is the brother of Melvin Waxman.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock is traded on the NASDAQ National Market under the symbol "BNTT". The following table sets forth the high and low sales prices for the Common Stock for each quarter during the past fiscal year and the two quarters of the prior fiscal year since the Company's Initial Public Offering, as reported by NASDAQ.

                                          High              Low
                                          ----              ---
Fiscal 1997
   First Quarter                        $ 27.75           $ 19.00
   Second Quarter                         27.25             21.00
   Third Quarter                          27.00             19.75
   Fourth Quarter                         27.00             17.50

Fiscal 1996
   Third Quarter (from March 29, 1996)    23.25             19.00
   Fourth Quarter                         29.50             22.25


HOLDERS OF RECORD

       As of September 24, 1997, there were approximately 233 holders of record of the Common Stock.

DIVIDENDS

       The Company presently retains all of its earnings to finance the expansion of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. In addition, the Company's current credit facility limits the amount of cash dividends payable on the Common Stock in any one year to the Company's net income for such year.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information for the fiscal years 1993 through 1997 has been derived from the financial statements of the Company for such years, which have been audited by Arthur Andersen LLP, independent certified public accountants, whose report is included elsewhere herein. All such information is qualified by reference to the Financial Statements included elsewhere herein.

                                                FISCAL YEARS ENDED JUNE 30,
                                                -----------------------------
                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS )

                                           1993(1)          1994             1995            1996           1997
                                           --------         -----            ----            ----           ----
INCOME STATEMENT DATA:

Net sales (2)                            $ 82,875        $ 95,225       $ 109,107       $ 127,395      $ 160,068
Cost of Sales                              54,841          62,623          71,815          84,748        105,376
                                           ------          ------          ------          ------        -------
Gross profit                               28,034          32,602          37,292          42,647         54,692

Selling, general and
 administrative expenses                   19,022          21,048          23,772          26,877         35,068

Corporate charge (4)                        1,673           1,918           1,862           1,342            --
                                            -----           -----           -----           -----         ------

Operating income                            7,339           9,636          11,658          14,428         19,624
Interest expense (4)                        1,449           1,518           2,139           1,921             59
                                            -----           -----           -----           -----         ------
Income before income taxes,
 cumulative effect of
 accounting change and
 extraordinary item                         5,890           8,118           9,519          12,507         19,565
Provision for income taxes                  2,200           2,900           3,500           4,625          7,530
                                            -----           -----           -----           -----          -----
Income before cumulative
 effect of accounting change
 and extraordinary item                     3,690           5,218           6,019           7,882         12,035
Cumulative effect of change
 in accounting for distribution
 center start-up and catalog
 development costs, net of
 tax benefit (1)                              621             --              --              --             --
Extraordinary loss on early
 retirement of debt, net of
 tax benefit(3)                               --              --              --              724            --
                                           ------          ------          ------          ------        -------
Net income                               $  3,069         $ 5,218         $ 6,019         $ 7,158       $ 12,035
                                         ========         =======         =======         =======       ========

Weighted average shares
  outstanding                                                                              12,914         16,016
Primary and Fully Diluted
 Earnings per share:
Before extraordinary item                                                                   $0.61          $0.75
Extraordinary item                                                                          (0.06)           --
                                                                                            -----           ----

Total                                                                                      $ 0.55          $0.75
                                                                                           ======         ======

Unaudited pro forma information:
Pro forma net income (4)                                  $ 7,154         $ 8,392         $ 9,841
Proforma earnings per share                               $  0.45         $  0.53         $  0.62
Proforma weighted average shares
outstanding                                                15,929          15,929          15,929





                                                      FISCAL YEARS ENDED JUNE 30,
                                                      -----------------------------
                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      1993         1994        1995        1996         1997
                                      ----         -----       -----       ----        -----
BALANCE SHEET DATA:

Working capital                    $ 25,515     $ 31,253    $ 29,171    $ 30,744    $ 44,867
Total assets                         45,043       50,885      52,413      58,300      77,015
Total long-term debt
 excluding push-down bank debt            0       16,215      18,126           0           0
Push-down bank debt(5)               23,000        6,785       4,874           0           0
Stockholders' equity                 12,068       19,131      17,428      41,324      60,611

(1) During 1993, the Company accelerated its amortization of certain distribution center start-up and catalog development costs. The effect of this change in 1993 was to decrease operating income by $1,200. In 1993, net income was decreased by $1,400 due to the foregoing decrease in operating income, as well as the cumulative effect of this change on prior years of $621 (net of applicable income tax of $415). The cumulative effect has been reported separately in the Company's statement of income.

(2) Prior to July 1, 1995, the Company recorded shipments delivered directly to the customer from certain suppliers as contributed margin (net reduction of cost of goods sold). Beginning on July 1, 1995, the Company began to record these shipments as net sales resulting in an increase in net sales of $2,979 for the fiscal year ended June 30, 1996.

 (3) The Company incurred a one-time, non-cash extraordinary charge of $724 (net of applicable tax benefit of $426) which was a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under a secured revolving credit facility, which indebtedness included push-down bank indebtedness from Waxman USA as discussed in Note 3 to the Financial Statements. This charge was recorded in the quarter ended June 30, 1996.

 (4) Unaudited pro forma net income reflects the elimination of interest expense resulting from the application of net proceeds from the Initial Public Offering as discussed in Note 2 to the Financial Statements, and the elimination of corporate charge, as discussed in Note 10 to the Financial Statements, net of additional costs incurred as a public company.

 (5) Pursuant to certain Securities and Exchange Commission rules, the Company's historic financial statements for periods prior to the Initial Public Offering have been adjusted to reflect the push-down of certain bank indebtedness from Waxman USA that was secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of the Company, WOC and Waxman Consumer Products Group Inc. ("Consumer Products"), a wholly owned indirect subsidiary of Waxman Industries. The push-down bank debt was retired upon the consummation of the Initial Public Offering and the application of the net proceeds therefrom as described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company, and Waxman USA as a selling shareholder, successfully completed the Initial Public Offering on April 3, 1996 resulting in net proceeds of approximately $47.7 million to the Company. The proceeds were used to repay approximately $23.0 million of outstanding indebtedness borrowed by it under a secured credit facility (the "Operating Companies Revolving Credit Facility"), among Citicorp USA, as agent, the Company, Consumer Products and WOC, to pay a $22.0 million dividend evidenced by a note payable to Waxman USA, and to fund approximately $2.7 million in working capital. On April 18, 1997, the Company and Waxman USA completed a secondary stock offering resulting in net proceeds of approximately $6.7 million to the Company. The proceeds were used by the Company to repay indebtedness under the revolving credit facility and for general corporate purposes. See Note 2 to the Financial Statements for a further discussion of the Initial Public Offering and the secondary stock offering.

         The financial statements have been adjusted to reflect push-down adjustments from Waxman USA. See Note 5 to the Financial Statements for a further discussion of the push-down adjustments. The push-down bank indebtedness consisted of $4.9 million for the year ended June 30, 1995, and creates the appearance of greater indebtedness than was actually borrowed directly by the Company. Related interest expense and debt issue costs have also been pushed down having the effect of creating higher interest expense than was actually paid by the Company during those periods. Interest expense, including amortization of debt issue costs, totaled $0.1 million, $1.9 million and $2.1 million for the years ended June 30, 1997, 1996 and 1995, respectively.

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

                                                                      Percentage of
                                                                        Net Sales
                                                               Fiscal years ended June 30,

                                                      1997                  1996                 1995
                                                      ----                  ----                 ----
Net sales                                            100.0%                100.0%               100.0%
Cost of sales                                         65.8                  66.5                 65.8
                                                     ------                ------               ------
   Gross Profit                                       34.2                  33.5                 34.2

Selling, general and
  administrative expense                              21.9                  21.1                 21.8

Corporate Charge                                       --                    1.1                  1.7
                                                     ------                ------               ------

   Operating income                                   12.3                  11.3                 10.7
Interest expense                                       0.1                   1.5                  2.0

Income before income
  taxes and extraordinary item                        12.2                   9.8                  8.7
Provision for income taxes                             4.7                   3.6                  3.2
                                                     ------                ------               ------

Income before extraordinary
  item                                                 7.5                   6.2                  5.5
Extraordinary item - net of
 income tax                                            --                    0.6                  --
                                                     ------                ------               ------


Net Income                                             7.5%                  5.6%                 5.5%
                                                     ======                ======               ======



FISCAL 1997 VERSUS FISCAL 1996

  NET SALES

    The Company's net sales for fiscal 1997 totaled $160.1 million compared with $127.4 million in fiscal 1996, an increase of 25.6%. Approximately 78.6% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 10 telesalespersons compared to the prior year. The remainder of the net sales increase was attributable to the outside sales force and the Company's export division. Contributing to the overall increase in net sales was a net increase of 1,720 in the total number of products offered by the Company over the past twelve months which contributed approximately $15.3 million to the net sales increase during the year. Additionally, as a result of an expanded promotional flyer campaign, the number of active customers increased to 51,000 from 42,000 in the prior year, and these new customers contributed approximately $16.9 million to the net sales increase during the year.

    As noted above, contributing to the Company's net sales increase was a 69.8% increase in export sales representing a net sales increase of approximately $2.9 million for the year. This increase in international sales, which currently represents approximately 6% of net sales, was primarily attributable to the Company's establishment of a small, dedicated international telesales staff to complement the Company's international promotional flyer mailings. Additionally, the Company opened its twenty-ninth distribution center in Kansas City, Kansas on

November 1, 1996 which achieved a 47.1% sales increase over the base business transferred to it.

  GROSS PROFIT

     Gross profit increased 28.2% to $54.7 million in fiscal 1997 from $42.6 million in fiscal 1996. Gross profit margins increased to 34.2% in fiscal 1997 compared to 33.5% in fiscal 1996 as a result of favorable vendor programs implemented during the current year.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative ("SG&A") expenses increased by $8.2 million, or 30.5%, to $35.1 million for fiscal 1997 from $26.9 million for fiscal 1996. The increase was primarily due to increased variable selling expenses associated with the increase in the number of telesalespersons mentioned above, together with the expansion of the marketing staff and increased promotional flyer mailings. Also contributing to increased variable selling expenses were increased freight and delivery costs resulting from the Company's determination to reduce its customers' prepaid freight minimums and the establishment of a same day shipping policy. In addition to expenses incurred as a result of becoming an independent public company, the Company instituted new, and enhanced existing, employee benefit programs to allow it to become more competitive in its compensation and benefit programs. SG&A expenses represented 21.9% of net sales in fiscal 1997 compared to 21.1% of net sales in fiscal 1996.

  CORPORATE CHARGE

     Corporate charges were allocations of expenses to the Company by the Company's former parent to support its corporate activities. These allocations are no longer charged to the Company. As of March 31, 1996, Waxman USA and the Company entered into the New Intercorporate Agreement for services pursuant to which charges allocated to the Company only include those expenses incurred by Waxman Industries with respect to the Company. These expenses are included as a component of SG&A expenses beginning April 1, 1996 and are not material. See
Note 10 to the Financial Statements.

  PROVISION FOR INCOME TAXES

     The provision for income taxes increased $2.9 million or 62.8% to $7.5 million for fiscal 1997 from $4.6 million for fiscal 1996. The provision for income taxes as a percentage of income before provision for income taxes represents approximately 38.5% for fiscal 1997 and approximately 37% for fiscal 1996.

  EXTRAORDINARY CHARGE

     The June 30, 1996 year end results included the effect of a one-time, non-cash extraordinary charge of $0.7 million (net of applicable tax benefit of $0.4 million), or $.06 per share, which was a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under the Operating Companies Revolving Credit Facility with proceeds of its Initial Public Offering, which indebtedness included push-down debt from the Company's former parent company.

FISCAL 1996 VERSUS FISCAL 1995

  NET SALES

     The Company's net sales for fiscal 1996 totaled $127.4 million compared with $109.1 million in fiscal 1995, an increase of 16.8%. Approximately 78.1% of the increase in the Company's net sales was attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 25 telesalespersons compared to the prior year. The remaining portion of the net sales increase was attributable to the outside sales force and the Company's key account programs. Also contributing to the overall increase in net sales was a net increase of 400 in the total number of products offered by the Company, which generated approximately $6.6 million of the net sales increase, as well as an increase of active customers to 42,000 from 38,000 which accounted for approximately $4.6 million of the net sales increase during the year.

     Approximately $3.0 million of the Company's net sales increase was attributable to the Company's inclusion of direct sales in net sales commencing July 1, 1995. While these products are shipped directly to the customer from the original equipment manufacturer, the Company provides services to the customer and supplier including marketing, technical assistance and credit and collection activities. Prior to July 1, 1995, direct sales were included in the financial statements as a net reduction to cost of goods sold. The Company intensified its focus on its direct sales programs during fiscal 1996 and consequently, direct sales for fiscal 1996 increased 66.5% over the corresponding prior year.

  GROSS PROFIT

     Gross profit margins decreased to 33.5% in fiscal 1996 compared to 34.2% in fiscal 1995 as a result of the increased revenues of the above mentioned direct ship programs. Restating the prior year to include revenues from the direct sales programs, gross profit margins remained basically unchanged between years.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     SG&A expenses increased by $3.1 million, or 13.1%, to $26.9 million for fiscal 1996 from $23.8 million for fiscal 1995. The increase was primarily due to increased fixed costs, comprised mostly of occupancy costs and depreciation relating to the expansion of several distribution centers in both the current and prior years. Higher variable selling expenses associated with the increase in the number of telesalespersons mentioned above, together with an expansion of the marketing staff, also contributed to the increase in SG&A expenses. As a percentage of net sales, fiscal 1996 SG&A expenses were 21.1% of net sales as compared to 21.8% for the prior fiscal year. This was primarily the result of the inclusion of direct sales in net sales commencing July 1, 1995 and the leveraging of fixed costs, primarily administrative expenses, over a larger sales base.

  CORPORATE CHARGE

     Management fees charged to the Company by Waxman Industries are included in "corporate charge" in the Company's financial statements. Corporate charges were allocations of expenses to the Company that Waxman Industries incurred to support its corporate activities. Corporate charges decreased 27.9% to $1.3 million for fiscal 1996 from $1.9 million for fiscal 1995. These fees were eliminated in the fourth quarter of fiscal 1996 and subsequent expenses under the New Intercorporate Agreement are included in the Financial Statements as a component of SG&A expenses. See Note 10 to the Financial Statements.

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

  EXTRAORDINARY CHARGE

     The June 30, 1996 year end results included the effect of a one-time, non-cash extraordinary charge of $0.7 million (net of applicable tax benefit of $0.4 million), or $.06 per share, which was incurred as a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under the Operating Companies Revolving Credit Facility with proceeds of its Initial Public Offering, which indebtedness included push-down debt from the Company's former parent company.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had working capital of $44.9 million and a current ratio of 3.7 to 1.

         Net cash provided by operating activities totaled $1.8 million for the year ended June 30, 1997 compared to $8.8 million for the year ended June 30, 1996.

         Net cash used in investing activities totaled $6.3 million for the year ended June 30, 1997 compared to $2.0 million for the year ended June 30, 1996. These investments related primarily to capital expenditures for improved management information systems and expansion and/or relocation of several of the Company's distribution centers to accommodate new product offerings.

         Net cash provided by financing activities was $7.3 million for the year ended June 30, 1997 compared to net cash used for financing activities of $6.3 million for the year ended June 30, 1996. Net cash provided by financing activities in fiscal 1997 represents cash received in connection with the secondary stock offering on April 18, 1997. Net cash used for financing activities in fiscal 1996 primarily represent advances to Waxman Industries to satisfy its debt service obligations.

         In connection with the Initial Public Offering, the Company entered into a revolving credit agreement with First Union National Bank of Florida for an unsecured three-year credit facility providing for borrowings of up to $15.0 million including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The credit facility provides funds for working capital and general corporate purposes. At June 30, 1997, there were no borrowings under the credit agreement and there were $3.2 million of letters of credit outstanding. The credit facility contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The credit facility also restricts the amount of dividends payable by the Company. The Company was in compliance with all covenants at June 30, 1997.

         Generally, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the credit facility discussed above, will be sufficient to fund the Company's current operational needs and growth strategy. The Company has budgeted capital expenditures in fiscal 1998 of approximately $12.0 million, which the Company expects to fund out of cash flow from operations. These capital expenditures are primarily for (i) construction of a new corporate facility, (ii) expansion and reprofiling of several of the Company's existing distribution centers and (iii) enhancements to management information systems.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 1997 and such information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The following financial statements and schedules of the Company are included as Part II, Item 8 of this Form 10-K:

(1)      Financial Statements                                        Page
         --------------------                                        ----
----------------------------------------------------------------------------
     Report of Independent Certified                                  F-1
     Public Accountants
----------------------------------------------------------------------------
     Balance Sheets - June 30, 1997 and                           F-2 to F-3
     June 30, 1996
----------------------------------------------------------------------------
     Statements of Income for the years                               F-4
     ended June 30, 1997, 1996 and 1995
----------------------------------------------------------------------------
     Statements of Stockholders' Equity
     for the years ended June 30, 1997,
     1996 and 1995                                                    F-5
----------------------------------------------------------------------------
     Statements of Cash Flows for the
     years ended June 30, 1997, 1996 and
     1995                                                             F-6
----------------------------------------------------------------------------
     Notes to Financial Statements                                F-7 to F-14
----------------------------------------------------------------------------
(2)      Supplementary Financial Information                         F-15
         -----------------------------------
----------------------------------------------------------------------------

         All schedules have been omitted because they are inapplicable or not required, or the information is included in the Financial Statements or notes thereto.

(b)      Exhibits:

Exhibit
Number                              Exhibits
------                              --------

3.1(1)        Certificate of Incorporation of Barnett Inc.
3.2(2)        Amended and Restated Certificate of Incorporation of Barnett Inc.
3.3(1)        By-laws of Barnett Inc.
3.4(2)        Amended and Restated By-laws of Barnett Inc.
10.1(1)       Tax Sharing Agreement dated May 20, 1994 among Barnett Inc.,
              Waxman USA Inc., Waxman Industries, Inc., each member of the
              Waxman Group (as defined therein) and each member of the Waxman
              USA Group (as defined therein).
10.2          [Reserved]
10.3(4)       Intercorporate Agreement dated March 28, 1996 among Barnett Inc.,
              Waxman Industries Inc., Waxman Consumer Products Group Inc., WOC
              Inc. and TWI, International, Inc.
10.4(4)       Registration Rights Agreement dated March 28, 1996 by and between
              Barnett Inc. and Waxman Industries, Inc.
10.5(1)       Trademark License Agreement dated May 20, 1994 by and between
              Barnett Inc. and Waxman Consumer Products Group Inc.
10.6(1)       Employment Agreement dated June 18, 1990 between Barnett Inc. and
              William R. Pray.
10.7(3)       Amended and Restated Employment Agreement dated March 8, 1996 between Barnett Inc. and William R. Pray.
10.8(2)       Omnibus Incentive Plan of Barnett Inc.
10.9(2)       Stock Purchase Plan of Barnett Inc.

10.10(4)      Revolving Credit Agreement dated April 3, 1996 between Barnett
              Inc. and First Union National Bank of Florida.
10.11(5)      1996 Stock Option Plan for Non-Employee Directors of Barnett Inc.
10.12(4)      Standstill Agreement dated March 28, 1996, between Waxman
              Industries, Inc., and Barnett Inc.
10.13(6)      Barnett Inc. Profit Sharing and 401(K) Retirement Plan.
27.1          Financial Data Schedule

-------
1 Incorporated by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-1 (the "Registration Statement"), Registration No. 333-829, filed with Securities and Exchange Commission (the "SEC") on February 1, 1996.

2 Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to the Company's Registration Statement, Registration No. 333-829, filed with SEC on March 5, 1996.

3 Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to the Company's Registration Statement, Registration No. 333-829, filed with the SEC on March 25, 1996.

4 Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

5 Incorporated by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-1, Registration No. 333-22453, filed with the SEC on February 27, 1997.

6 Incorporated by reference to Exhibit 4.1 contained in the Company's Registration Statement on Form S-8, Registration No. 333-30485, filed with the SEC on June 30, 1997.

(c)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BARNETT INC.

                                         By  /s/   WILLIAM  R.  PRAY
                                         ----------------------------
                                                William R. Pray
Dated:  September 24, 1997               President and Chief Executive Officer

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

                 NAME                                  TITLE                                          DATE
                 ----                                  -----                                          ----

 /s/ WILLIAM  R.  PRAY               President, Chief Executive Officer and Director            September 24, 1997
------------------------                     (Principal Executive Officer)
     William R. Pray

/s/  ANDREA M.  LUIGA                Vice President - Finance and Chief Financial               September 24, 1997
-----------------------              Officer (Principal Financial and Accounting
     Andrea M. Luiga                 Officer)

/s/  MELVIN WAXMAN                   Chairman of the Board and Director                         September 24, 1997
---------------------
     Melvin Waxman

/s/  ARMOND WAXMAN                    Vice-Chairman of the Board and Director                    September 24, 1997
------------------
     Armond Waxman

/s/  SHELDON ADELMAN                  Director                                                   September 24, 1997
-----------------------
     Sheldon Adelman

 /s/ MORRY WEISS                      Director                                                   September 24, 1997
-----------------------
     Morry Weiss


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of Barnett Inc.:

         We have audited the accompanying balance sheets of Barnett Inc. (a Delaware Corporation), as of June 30, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                                           Arthur Andersen LLP


Jacksonville, Florida
August 5, 1997.

                                  BARNETT INC.

                                 BALANCE SHEETS

                             JUNE 30, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              June 30,
                                                              --------
                                                       1997               1996
                                                       ----               ----
Current Assets:
   Cash                                              $4,429             $1,707
   Accounts receivable, net                          21,734             17,577
   Inventories                                       33,772             27,362
   Prepaid expenses                                   1,336              1,074
                                                    -------            -------
         Total current assets                        61,271             47,720
                                                    -------            -------
Property and Equipment:
   Machinery and equipment                           11,222              8,778
   Furniture and fixtures                             2,450              1,841
   Leasehold improvements                             4,961              3,999
   Construction in progress                             444                ---
                                                    -------            -------
                                                     19,077             14,618
Less accumulated depreciation
   and amortization                                  (8,692)            (8,301)
                                                    -------            -------
                                                     10,385              6,317
                                                    -------            -------
Cost of Business in Excess of Net
   Assets Acquired, net                               3,452              3,580
Deferred Tax Assets, net                                351                500
Other Assets                                          1,556                183
                                                    -------            -------
                                                    $77,015            $58,300
                                                    =======            =======










         The accompanying notes to financial statements are an integral part of these balance sheets.

                                 BARNETT INC.

                                BALANCE SHEETS

                            JUNE 30, 1997 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      June 30,
                                                                      --------
                                                                 1997           1996
                                                                 ----           ----
Current Liabilities:
   Accounts payable                                            $13,557        $14,131
   Accrued liabilities                                           2,366          1,780
   Accrued income taxes                                            481          1,065
                                                                ------         ------
         Total current liabilities                              16,404         16,976
                                                                ------         ------

Commitments and Contingencies (Notes 7,9,10,11
and 12)

Stockholders' Equity:
   Serial preferred stock; $0.10 par
     value, authorized 10,000 shares,
     0 and 1,271 issued and outstanding at
     June 30, 1997 and 1996, respectively                          ---            127

   Common stock, $ 0.01 par value,
     40,000 shares authorized, 16,142 and
     14,398 issued and outstanding at
     June 30, 1997 and 1996, respectively                          160            143
   Paid-in capital                                              46,471         39,109
   Retained earnings                                            13,980          1,945
                                                               -------        -------
                                                                60,611         41,324
                                                               -------        -------
                                                               $77,015        $58,300
                                                               =======        =======








         The accompanying notes to financial statements are an integral part of these balance sheets.

                                  BARNETT INC.

                              STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)








                                                   1997       1996         1995
                                                   ----       ----         ----
Net sales                                     $ 160,068   $ 127,395    $ 109,107
Cost of sales                                   105,376      84,748       71,815
                                              ---------   ---------    ---------
   Gross profit                                  54,692      42,647       37,292
Selling, general and administrative
  expenses                                       35,068      26,877       23,772
Corporate charge                                   --         1,342        1,862
                                              ---------   ---------    ---------
Operating income                                 19,624      14,428       11,658
Interest expense                                     59       1,921        2,139
                                              ---------   ---------    ---------
   Income before provision for
     income taxes and extraordinary item         19,565      12,507        9,519
Provision for income taxes                        7,530       4,625        3,500
                                              ---------   ---------    ---------
   Income before extraordinary item              12,035       7,882        6,019
Extraordinary item - loss on early
retirement of debt (net of income tax
benefit of $ 426)                                  --           724         --
                                              ---------   ---------    ---------

Net income                                    $  12,035   $   7,158    $   6,019
                                              =========   =========    =========

Primary and fully diluted
earnings per share:
Before extraordinary item                     $    0.75   $    0.61
Extraordinary item                                  --        (0.06)
                                              ---------   ---------

Total                                         $    0.75   $    0.55
                                              =========   =========

Weighted average shares outstanding              16,016      12,914

Pro forma adjustments for Initial

Public Offering (Unaudited):

Income before income taxes
and extraordinary charge                                  $  12,507    $   9,519
Add: Corporate charge                                         1,342        1,862
     Interest expense                                         1,921        2,139
Less:Public company costs                                       150          200
                                                          ---------    ---------
Pro forma pretax income                                      15,620       13,320
Income taxes                                                  5,779        4,928
                                                          ---------    ---------
Pro forma net income                                      $   9,841    $   8,392
                                                          =========    =========
Pro forma earnings per share
(before extraordinary item)                               $    0.62    $    0.53
Assumed shares outstanding                                   15,929       15,929














     The accompanying notes to financial statements are an integral part of these financial statements.




                                                              BARNETT INC.

                                                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                             FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                                             (IN THOUSANDS)

                                                                                                                      TOTAL
                                       SERIAL                                                       ADVANCES TO       STOCK-
                                     PREFERRED         COMMON          PAID-IN        RETAINED         WAXMAN        HOLDERS'
                                       STOCK            STOCK          CAPITAL        EARNINGS       INDUSTRIES       EQUITY
                                       -----            -----          -------        --------       ----------       ------


Balance, June 30, 1994                $    259        $     93        $  8,068       $ 12,594        ($ 1,883)      $ 19,131
Net income                                                                              6,019                          6,019
Capital contribution
   from Waxman
   Industries, net                                                                      1,441                          1,441
Net advances to Waxman
   Industries                                                                                         (9,163)         (9,163)
                                      --------        --------        --------       --------       --------        --------
Balance, June 30, 1995                     259              93           8,068         20,054        (11,046)         17,428
Net income                                                                              7,158                          7,158
Capital contribution from
   Waxman Industries, net                                                               3,572                          3,572
Dividend to Waxman USA                                                                (22,000)                       (22,000)
Net advances to Waxman
   Industries                                                                                        (12,587)        (12,587)
Elimination of advances to
   Waxman Industries                                                   (16,794)        (6,839)        23,633            --
Net proceeds from issuance
   of common stock                                          37          47,716                                        47,753
Conversion of 1,320 shares
   of preferred stock to
   common stock                           (132)             13             119                                          --
                                      --------        --------        --------       --------       --------        --------
Balance, June 30, 1996                     127             143          39,109          1,945           --            41,324
Net income                                                                             12,035                         12,035
Net proceeds from issuance
   of common stock                                           4           6,649                                         6,653
Conversion of 1,271 shares
   of preferred stock to
   common stock                           (127)             13             114                                          --
Common stock issued for:
   Exercise of options                                    --               184                                           184
   Employee stock plans                                   --               415                                           415
                                      --------        --------        --------       --------       --------        --------

Balance, June 30, 1997                $      0        $    160        $ 46,471       $ 13,980           --          $ 60,611
                                      ========        ========        ========       ========       ========        ========








    The accompanying notes to financial statements are an integral part of these financial statements.




  BARNETT INC.
                                                 STATEMENTS OF CASH FLOWS

                                      FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                                     (IN THOUSANDS)

                                                              1997                 1996                1995
                                                              ----                 ----                ----
CASH PROVIDED BY ( USED FOR )
OPERATIONS:
   Net income                                             $  12,035            $   7,158            $   6,019
   Adjustments to reconcile net income
    to net cash provided by operations:
       Depreciation and amortization                          2,406                2,053                2,177
       Extraordinary charge                                    --                  1,150                 --
       Deferred taxes                                           149                 (500)                --
   Changes in assets and liabilities:
       Accounts receivable, net                              (4,157)              (3,096)                (973)
       Inventories                                           (6,410)              (2,847)                 559
       Prepaid expenses                                        (262)                 (69)                (414)
       Changes in other assets                               (1,373)                 (15)                 (90)
       Accounts payable                                        (574)               3,366                2,972
       Accrued liabilities                                        2                1,625                  259
                                                          ---------            ---------            ---------

        Net cash provided by operations                       1,816                8,825               10,509
                                                          ---------            ---------            ---------

INVESTMENTS:
    Capital expenditures, net                                (6,346)              (2,011)              (2,334)
                                                          ---------            ---------            ---------

         Net cash used for investments                       (6,346)              (2,011)              (2,334)
                                                          ---------            ---------            ---------

FINANCING:
    Net proceeds from issuance of Common Stock                7,252               47,753                 --
    Borrowings under credit agreement                        30,592               97,682              115,678
    Payments under credit agreement                         (30,592)            (115,808)            (113,767)
    Push-down debt                                             --                 (4,874)              (1,911)
    Debt issue costs                                           --                   --                   (132)
    Advances from Waxman Industries                            --                (12,587)              (9,163)
    Capital contribution from Waxman Industries                --                  3,572                1,441
    Dividend to Waxman Industries                              --                (22,000)                --
                                                          ---------            ---------            ---------

          Net cash provided by (used for)
             financing                                        7,252               (6,262)              (7,854)
                                                          ---------            ---------            ---------

Net increase in cash                                          2,722                  552                  321
Balance, beginning of period                                  1,707                1,155                  834
                                                          ---------            ---------            ---------
Balance, end of period                                    $   4,429            $   1,707            $   1,155
                                                          =========            =========            =========







      The accompanying notes to financial statements are an integral part of these financial statements.

                                  BARNETT INC.

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS

         A.  Business

         Barnett Inc. (the "Company"), operates in a single business segment -- the distribution of plumbing, electrical and hardware products, utilizing mail order catalogs and a telesales program. Certain prior year amounts have been reclassified to conform with the fiscal 1997 presentation.

         B.  Accounts Receivable

         Accounts receivable are presented net of allowances for doubtful accounts of $864 and $722 for June 30, 1997 and 1996, respectively. Bad debt expense totaled $621 in fiscal 1997, $375 in fiscal 1996 and $330 in fiscal 1995.

         C.  Inventories

         At June 30, 1997 and 1996, inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess and/or slow-moving inventories.

         D.  Property and Equipment

         Property and equipment are stated at cost. For financial reporting purposes, machinery and equipment and furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are amortized over the life of the improvement or remaining period of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged against income as incurred. Betterments which increase the value or materially extend the life of the assets are capitalized and amortized over the period which the life is extended. For income tax purposes, accelerated methods are used. Depreciation expense totaled $2,278 in fiscal 1997, $1,726 in fiscal 1996 and $1,379 in fiscal 1995.

         E.  Cost of Business in Excess of Net Assets Acquired

         Cost of business in excess of net assets acquired is being amortized over 40 years, using the straight-line method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and future undiscounted operating cash flows, and believes that the asset is realizable and the amortization period is appropriate. Goodwill amortization expense totaled $128 in fiscal 1997, fiscal 1996 and fiscal 1995. The accumulated amortization of goodwill at June 30, 1997 and 1996 was $1,540 and $1,412, respectively.

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

         G.  Deferred Advertising

         Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense in the periods in which the related sales occur.

         H. Revenue Recognition

         The Company records sales as orders are shipped to or picked up by the customer.

         I.  Earnings Per Share

         The computation of both primary and fully diluted earnings per share is based on the weighted average number of outstanding shares of common stock during the period plus common stock equivalents consisting of certain shares subject to stock options. The earnings per share calculations additionally assume the conversion of outstanding convertible preferred stock.

         Unaudited pro forma earnings per share presents the historical data adjusted for the sale of 3,760 shares of common stock to the public pursuant to the Initial Public Offering as discussed in Note 2. For pro forma purposes, the assumed weighted average shares outstanding totals 15,929.

         J.  Financial Statement Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         K.  Impact of New Accounting Standards

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

2.       SALE OF COMMON STOCK

         On April 3, 1996, the Company consummated an initial public offering (the "Initial Public Offering"), whereby approximately 7,207 shares, representing approximately 55.1% of the Company's common stock, were sold by the Company and its former parent, Waxman USA Inc. ("Waxman"), at an initial public offering price of $14.00 per share. The Company sold 3,760 shares resulting in net proceeds to the Company of approximately $47.7 million. The Company used approximately $23.0 million to repay all of the outstanding indebtedness borrowed by it under a secured credit facility, $22.0 million to pay a dividend to Waxman and the remaining $2.7 million was used for working capital. The proceeds from the sale of approximately 3,447 shares of Common Stock by Waxman were not received by the Company. As a result of Waxman's conversion of non-voting preferred stock of the Company, Waxman owned 49.9% of the Company's common stock and approximately a 54% economic interest in the Company as of June 30, 1996.

         In April 1997, the Company consummated a secondary public offering pursuant to which 425 and 1,300 shares were sold by the Company and Waxman, respectively, resulting in net proceeds of approximately $6.7 million to the Company. The Company used approximately $3.1 million to repay borrowings under its credit facility and the remainder for working capital. Subsequent to the secondary public offering, Waxman converted the remainder of the convertible non-voting preferred stock of the Company to common stock. As a result of the secondary offering and the subsequent conversion of preferred stock, Waxman owned 44.5% of the Company's common stock as of June 30, 1997.

3.       EXTRAORDINARY ITEM

         The Company incurred a one-time, non-cash extraordinary charge of $0.7 million (net of applicable tax benefit of $0.4 million) which was a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under a secured revolving credit facility, including the push-down bank indebtedness from Waxman as discussed in Note 5. This charge was recorded in the quarter ended June 30, 1996.

4.       INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws.

         Commencing July 1, 1994, the Company began participating in a tax sharing agreement with Waxman Industries, Inc. ("Waxman Industries"). Under this agreement, the Company's federal tax liability was equal to the lesser of the federal tax liability calculated on a stand alone basis or Waxman Industries' federal tax liability. As Waxman Industries had $75.0 million of available domestic net operating loss carry forwards at June 30, 1995 for income tax purposes the Company had no liability for federal taxes at June 30, 1995. The Company files separate income tax returns in certain states based on the result of operations within the applicable states. As a result of the Initial Public Offering, as explained in Note 2, the Company is no longer included in Waxman Industries' consolidated tax return. Therefore, Waxman Industries' remaining net operating loss carry forwards are not available to offset the Company's taxable income after April 3, 1996, the consummation date of the Initial Public Offering.

         The components of the provision for income taxes, calculated on a stand-alone basis for the periods prior to the Initial Public Offering, are as follows:

                                        FISCAL YEAR ENDED JUNE 30,
                                     1997          1996         1995
                                     ----          ----         ----
         Current:

         U.S. Federal              $ 6,697      $ 3,952      $ 3,346
         State                         684          658          180
                                   -------      -------      -------
                                     7,381        4,610        3,526
         Deferred                      149           15          (26)
                                   -------      -------      -------
                                   $ 7,530      $ 4,625      $ 3,500
                                   =======      =======      =======


         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities are as follows:

                                                       June 30,
                                                       --------
                                                 1997           1996
                                                 ----           ----
         Inventories                           $   590        $   470
         Accounts receivable                       446            393
         Accrued benefits                          129             11
         Other                                     132              0
                                               -------        -------
         Deferred tax assets                     1,297            874


         Property                                 (403)          (374)
         Deferred costs                           (543)             0
                                               -------        -------
                                               $   351        $   500
                                               =======        =======





         The following table reconciles the U.S. statutory rate applied to pretax income to the Company's provision for income taxes:

                                              FISCAL YEAR ENDED JUNE 30,

                                              1997         1996         1995
                                              ----         ----         ----
         U.S. Statutory rate applied
           to pretax income                 $ 6,848      $ 4,252      $ 3,332
         State taxes, net                       650          434          117
         Goodwill amortization                   44           45           45
         Other                                  (12)        (106)           6
                                            -------      -------      -------
         Provision for income taxes         $ 7,530      $ 4,625      $ 3,500
                                            =======      =======      =======

         All deferred tax accounts are considered to be realizable due to assumed future taxable income, thus, no valuation allowance has been recorded against the deferred tax assets.

         The Company made federal income tax payments of $7,250, $0 and $0 in fiscal 1997, 1996 and 1995, respectively, and state income tax payments of $719, $372 and $483 in fiscal 1997, 1996 and 1995, respectively.

5.       LONG TERM DEBT

         In April 1996, the Company entered into a revolving credit agreement with First Union National Bank of Florida ("First Union") for an unsecured three-year credit facility providing borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The Company is required to pay a commitment fee of 0.1% per annum on the unused commitment. The credit agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The Company was in compliance with all covenants at June 30, 1997. At June 30, 1997, there were no borrowings under the credit agreement and there were $3.2 million of letters of credit outstanding.

         As discussed in Note 2, the Company and Waxman consummated an Initial Public Offering on April 3, 1996. In accordance with certain Securities and Exchange Commission rules, the financial statements have been adjusted to reflect push-down adjustments from Waxman, comprising certain bank indebtedness ("push-down debt") which was repaid by the Company with the net proceeds of the Initial Public Offering and which was secured by the inventories, accounts receivable, general intangibles and other unencumbered assets of the Company. Related interest expense and debt issue costs were also pushed down. The push-down adjustments were made for all periods presented in the Financial Statements prior to the Initial Public Offering.

         The Company made interest payments of $116 in fiscal 1997, $1,525 in fiscal 1996 and $1,654 in fiscal 1995.

6.       STOCKHOLDERS' EQUITY

         In connection with the Initial Public Offering, as explained in Note 2, the Company (i) filed an Amended and Restated Certificate of Incorporation which increased the authorized number of shares of common stock to 40,000, (ii)effected a 238,180 for 1 stock split and (iii) authorized 10,000 shares of preferred stock and issued to Waxman 2,591 shares of Series A Preferred Stock in exchange for 2,591 shares of common stock held by Waxman. These changes have been retroactively reflected in the accompanying balance sheets. Additionally, the Company declared a dividend to Waxman evidenced by a $22.0 million note payable to Waxman, which was paid with a portion of the proceeds of the Initial Public Offering.

         In connection with the consummation of the Initial Public Offering, as explained in Note 2, all advances from Waxman were eliminated and charged against retained earnings. The elimination of advances in excess of retained earnings was charged to paid-in capital.

         Each share of Series A Preferred Stock, which was owned by Waxman, generally was not entitled to vote; had a liquidation preference of $1.00 per share and was convertible into one share of Common Stock, subject to certain limitations, at the option of Waxman. On June 24, 1996, Waxman converted 1,320 shares of its Series A Preferred Stock of the Company into a like number of shares of common stock of the Company. Waxman owned 49.9% of the Company's outstanding common stock at June 30, 1996.

         In April 1997, the Company consummated a secondary public offering pursuant to which 425 and 1,300 shares were sold by the Company and Waxman, respectively. Subsequent to the secondary public offering, Waxman converted the remaining 1,271 shares of the Company's Series A Preferred Stock into a like number of shares of common stock. As a result of the secondary offering and the subsequent conversion of the preferred stock, Waxman owned 44.5% of the Company's common stock as of June 30, 1997.

7.       LEASE COMMITMENTS

         The Company leases its distribution centers and office facilities as well as certain equipment under operating lease agreements, which expire at various dates through 2007 with, in some cases, options to extend the terms of the leases.

         Future minimum payments, by year and in the aggregate, consist of the following at June 30, 1997:

              1998                                          $ 2,512
              1999                                            2,291
              2000                                            1,827
              2001                                            1,450
              2002                                            1,168
              Thereafter                                      1,496
                                                            -------
              Total future minimum lease payments           $10,744
                                                            =======


         Total rent expense charged to operations was $2,503 in fiscal 1997, $2,217 in fiscal 1996 and $2,036 in fiscal 1995.

8.       BENEFIT PLANS

         During fiscal 1997, the Company established a 401(k) retirement plan for employees. Prior to the establishment of the Company's 401(k) plan, the Company participated in the Waxman Industries profit sharing and 401(k) plan. Employees are able to contribute up to 15% of pretax compensation and control the investment options for their entire account. Employees vest in Company contributions ratably over 5 years of service.

         Company contributions to the 401(k) plan are discretionary and may be changed each year as determined by the Board of Directors. In fiscal 1997, 1996 and 1995, the Company contributed $110, $ 0 and $80, respectively, in matching contributions to the 401(k) plan and the Waxman Plan, respectively. The Board of Directors has approved a 50% match of up to 4% of employee contributions for fiscal 1998.

         The Company offers no other post-retirement or post-employment benefits to its employees.

9.       EMPLOYEE STOCK PLANS

         In connection with the Initial Public Offering discussed in Note 2, the Board of Directors of the Company adopted and approved the 1996 Omnibus Incentive Plan (the "Omnibus Plan") and the 1996 Employee Stock Purchase Plan ("ESPP") under which an aggregate of 1,500 shares of common stock may be subject to awards. Under the Omnibus Plan, awards may be granted for no consideration and consist of stock options and other stock based awards. The Omnibus Plan was designed to provide an incentive to the officers and other key employees of the Company by making available to them an opportunity to acquire a proprietary interest in the Company.

         In fiscal 1997 and 1996, the Company granted options to employees which vest over four years and are exercisable for a ten year period. The exercise price of all outstanding options at June 30, 1997 range from $14.00 to $ 27.25 per share.

                                                  1997                           1996
                                                  ----                           ----
                                                      Weighted                       Weighted
                                         Shares       Average            Shares       Average
                                         (000's)   Exercise Price        (000's)   Exercise Price
                                         -------   --------------        -------   --------------
         Outstanding at beginning
         of year                          507.5        $14.04              --             --

         Granted                          303.5        $21.43            507.5         $14.04

         Exercised                         13.0        $14.04              --            --

         Canceled / Expired                18.0        $14.04              --            --

         Outstanding at end of            780.0        $16.91            507.5         $14.04
         year

         Exercisable at end of            109.9        $14.04              --            --
         year


         During fiscal 1997 and fiscal 1996, the weighted average fair value of options granted was $9.84 and $6.51, respectively.

         The Company has chosen to continue to account for its options under the provisions of Accounting Principles Board ("APB") Statement No. 25 "Accounting for Stock Issued to Employees" and thus has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the options granted in fiscal 1997 and fiscal 1996 been determined based on fair value at the grant date for awards in fiscal 1997 and fiscal 1996, consistent with the provisions of SFAS No. 123, the Company's net income per share would have been reduced to the pro forma amounts indicated below:

                                                   1997           1996
                                                   ----           ----
         Net Income-as reported                $   12,035     $   7,158

         Net Income-pro forma                  $   10,783     $   6,981

         Net Income per share-as
         reported                              $     0.75     $    0.55

         Net Income per share- pro
         forma                                 $     0.67     $    0.54


         The assumptions regarding the stock options issued to executives in fiscal 1997 and fiscal 1996 are that the options vest equally over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. In fiscal 1997: dividend yield of 0.0%; expected volatility of 42.0%; risk free interest rate of 6.31%; turnover rate of 10% for employees and 0% for executives and expected life of options of 5 years. In fiscal 1996: dividend yield of 0.0%; expected volatility of 42.0%; risk free interest rate of 6.31%; turnover rate of 10% for employees and 0% for executives and expected life of options of 5 years.

         The ESPP enables employees of the Company to subscribe for shares of common stock on annual offering dates at a purchase price which is 85% of the fair market value of the shares on the first day of the annual period. Employee contributions to the ESPP were $415 for fiscal 1997. Pursuant to the ESPP, 35 shares were issued to employees during fiscal 1997.

10.      RELATED PARTY TRANSACTIONS

         The Company engages in business transactions with Waxman Industries and its subsidiaries. Products purchased for resale from Waxman Industries and its subsidiaries totaled $13,702 in fiscal 1997, $12,183 in fiscal 1996 and $11,318 in fiscal 1995. Sales to these entities totaled $140 in fiscal 1997, $172 in fiscal 1996 and $195 in fiscal 1995.

         Management fees charged to the Company by Waxman Industries are included in "corporate charge" in the financial statements. Corporate charges are allocations of expenses to the Company that Waxman Industries incurs to support its corporate activities. These fees were eliminated in the fourth quarter of fiscal 1996.

         The Company and Waxman Industries provide to, and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. In connection with the Initial Public Offering, the Company and Waxman Industries, among others, entered into a New Intercorporate Agreement. Pursuant to the New Intercorporate Agreement, Waxman Industries provides certain managerial, administrative and financial services to the Company and the Company pays Waxman Industries the allocable cost of the salaries and expenses of Waxman Industries' employees while they are rendering such services. The Company also reimburses Waxman Industries for actual out-of-pocket disbursements to third parties by Waxman Industries required for the provision of such services by Waxman Industries. In addition to the services provided by Waxman Industries to the Company pursuant to the New Intercorporate Agreement, the Company also continues to provide certain services to the operating divisions of WOC Inc., including LeRan Gas Products (substantially all of the business of which was acquired by the Company effective July 1, 1997), U.S. Lock and Madison Equipment Company. These services include the utilization of the Company's management information systems, financial accounting, order processing and billing and collection services. Waxman Industries pays to the Company the allocable cost of the salaries and expenses of the Company's employees while they are performing such services. Waxman Industries also reimburses the Company for all actual out-of-pocket disbursements to third parties by the Company required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Waxman Industries.

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

         The following is a reconciliation of the activity contributed to capital related to the push-down bank debt described in Note 5:

                                                        FISCAL YEAR ENDED JUNE 30
                                                     1997           1996        1995
                                                  -------------------------------------
         Push-down interest expense,
         including amortization of
          debt issue costs                          $ --           $ 355      $   464
         Change in push-down bank debt                --           3,791        1,911
         Income taxes                                 --            (391)        (493)
         Change in push-down interest
          accrual                                     --              15           21
         Change in push-down of
         unamortized debt issue costs                 --            (198)        (462)
                                                    -------        ------      -------
         Capital contribution from
         Waxman Industries, net                     $ --          $3,572       $1,441
                                                    ========      =======     ========

11.      COMMITMENTS AND CONTINGENCIES

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's financial position, liquidity or results of operations. During the fourth quarter of fiscal 1997, the Company entered into a contract with a local design-build firm to construct a 38,000 square foot facility in Jacksonville, Florida to house its telesales operations. The amount of this contract is approximately $3.8 million which the Company plans to finance from internal funds.

12.      SUBSEQUENT EVENT

         On July 1, 1997, the Company acquired substantially all of the assets of LeRan Gas Products, an operating unit of Waxman Industries. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 25 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements.

                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Results of Operations:

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1997 and 1996 (in thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------
                                                       Net Income
----------------------------------------------------------------------------------------------------------
                                                 Before           Earnings                       Earnings
                     Net         Gross        Extraordinary         per             Net            Per
                    Sales        Profit           Item             share          Income          share
                    -----        ------           ----             -----          ------          -----

1997
----
Fourth             $42,956       $14,764        $3,230            $0.20           $3,230          $0.20
Third               40,750        13,938         3,102             0.20            3,102           0.20
Second              39,871        13,626         3,006             0.19            3,006           0.19
First               36,491        12,364         2,697             0.17            2,697           0.17

1996
----
Fourth             $33,996       $11,538        $2,670            $0.17           $1,945          $0.12
Third               32,884        10,852         1,838             0.15            1,838           0.15
Second              31,089        10,654         1,988             --              1,988           --
First               29,426         9,603         1,386             --              1,387           --