Form 10-Q
period 1997-09-30
BARNETT INC
filed 1997-11-14
CIK 898172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997

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

                                    Yes X      No



16,172,687 shares of Common Stock, $.01 par value, were issued and outstanding as of October 31, 1997.





                                  BARNETT INC.

                               INDEX TO FORM 10-Q

                                                                                  PAGE
                                                                                  ----

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 1997 and June 30, 1997       3-4

         Condensed Statements of Income for the Three Months Ended September
         30, 1997 and 1996                                                           5

         Condensed Statements of Cash Flows for the Three Months Ended
         September 30, 1997 and 1996                                                 6

         Notes to Condensed Financial Statements                                   7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    8-10

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K                                            10

SIGNATURES
----------


PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997
                    ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   SEPT. 30,              JUNE 30,
                                                                     1997                   1997
                                                                     ----                   ----
                                                                  (UNAUDITED)
CURRENT ASSETS:
  Cash                                                             $    850               $  4,429
  Accounts receivable, net                                           23,802                 21,734
  Inventories                                                        39,116                 33,772
  Prepaid expenses                                                    2,381                  1,336
                                                                   --------               --------
              Total current assets                                   66,149                 61,271
                                                                   --------               --------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                              5,676                  4,961
  Machinery and Equipment                                            15,876                 13,672
  Construction in Progress                                              512                    444
                                                                   --------               --------
                                                                     22,064                 19,077
Less accumulated depreciation and amortization                       (9,443)                (8,692)
                                                                   --------               --------
Property and equipment, net                                          12,621                 10,385

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET              4,698                  3,452

DEFERRED TAX ASSETS, NET                                                351                    351

OTHER ASSETS                                                          1,518                  1,556
                                                                   --------               --------
                                                                   $ 85,337               $ 77,015
                                                                   ========               ========

    The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       SEPT.30,          JUNE 30,
                                                                         1997              1997
                                                                         ----              ----
                                                                      (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable                                                      $16,449            $13,557
  Accrued liabilities                                                     2,288              2,366
  Accrued income taxes                                                    2,020                481
                                                                        -------            -------
              Total current liabilities                                  20,757             16,404
                                                                        -------            -------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    16,171 shares at September 30, 1997 and 16,142 at
    June 30, 1997                                                           161                160
  Paid-in capital                                                        47,156             46,471
  Retained earnings                                                      17,263             13,980
                                                                        -------           --------

              Total stockholders' equity                                 64,580             60,611
                                                                        -------            -------
                                                                        $85,337            $77,015
                                                                        =======            =======




            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.

                         CONDENSED STATEMENTS OF INCOME

                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 SEPTEMBER 30,
                                                               1997         1996
                                                               ----         ----

Net sales                                                   $46,769      $36,491
Cost of sales                                                31,049       24,127
                                                            -------      -------
  Gross profit                                               15,720       12,364
Selling, general and administrative expenses                 10,394        7,992
                                                            -------      -------
  Operating income                                            5,326        4,372
Interest income                                                  15           16
                                                            -------      -------
  Income before income taxes                                  5,341        4,388
Provision for income taxes                                    2,058        1,691
                                                            -------      -------
  Net income                                                $ 3,283      $ 2,697
                                                            =======      =======

Earnings per share:                                         $  0.20      $  0.17
                                                            =======      =======

Average shares outstanding                                   16,361       15,874
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



                                  BARNETT INC.
                                  ------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                ($ IN THOUSANDS)

                                                                                          SEPTEMBER 30,
                                                                                      1997             1996
                                                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                                        $ 3,283          $ 2,697
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                       751              595
  Changes in assets and liabilities:
    Increase in accounts receivable, net                                             (1,124)            (334)
    Increase in inventories                                                          (3,357)          (2,942)
    Increase in prepaid expenses                                                       (995)            (153)
    Increase in accounts payable                                                      2,460            1,208
    Increase in accrued liabilities                                                   1,354              679
                                                                                    -------          -------

              Net Cash Provided by Operating Activities                               2,372            1,750
                                                                                     ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                                          (2,929)          (2,651)
  Change in other assets                                                                 92             (108)
  Acquisition of LeRan Gas Products                                                  (3,200)               -
                                                                                    --------         -------

              Net Cash Used In Investing Activities                                  (6,037)          (2,759)
                                                                                    -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                                     89              -
  Repayments under credit agreements                                                    (89)             -
  Net proceeds from issuance of common stock-stock options and grants                    86              -
                                                                                     ------          -----

              Net Cash Provided by Financing Activities                                  86                0
                                                                                     ------          -------

NET DECREASE IN CASH                                                                 (3,579)          (1,009)

BALANCE, BEGINNING OF PERIOD                                                          4,429            1,707
                                                                                     ------          -------

BALANCE, END OF PERIOD                                                               $  850          $   698
                                                                                     ======          =======



            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the three months ended September 30, 1997 and 1996, the condensed balance sheet as of September 30, 1997 and the condensed statements of cash flows for the three months ended September 30, 1997 and 1996 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1997 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1997 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States and Puerto Rico. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers. The Company distributes its products to approximately 60,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the three months ended September 30, 1997 and 1996 included income taxes of $0.5 million and $1.0 million, respectively.

NOTE 4 - BUSINESS ACQUISITION

On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman Industries, Inc. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 25,000 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements.

NOTE 5 - IMPACT OF ACCOUNTING STANDARDS

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "expect", "believe", "intend", "may", "should", "anticipate" and similar expressions are intended to identify forward looking statements. Such forward looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations, and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

OVERVIEW

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 60,000 active customers throughout the United States and Puerto Rico. The Company offers approximately 11,200 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. The Company markets its products through three distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. The Company's staff of over 95 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 30 distribution centers strategically located in 30 major metropolitan areas throughout the United States. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers.

On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman Industries, Inc. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 25,000 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements.


RESULTS OF OPERATIONS


               THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
                      THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

Net sales increased $10.3 million, or 28.2%, to $46.8 million in the three months ended September 30, 1997 from $36.5 million in the corresponding prior year period. Approximately 72.9% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 26 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 2,245 in the total number of products offered by the Company over the past twelve months, 1,042 of which were introduced in the current three month period. Sales from new product introductions over the last twelve months contributed approximately $4.2 million to the net sales increase during the period. Additionally, as a result of an expanded promotional flyer campaign, coupled with the acquisition of LeRan Gas Products, active customers grew to 60,000 from 43,000 in the comparable prior year period and contributed approximately $2.5 million to the net sales increase during the three month period. Also contributing to the Company's net sales increase was a 77.0% increase in export sales representing approximately $1.0 million in export revenue increases for the three month period. This increase in international sales, which currently represents approximately 6% of net sales, was primarily attributable to the Company's establishment of a small, dedicated international telesales staff to complement the Company's international promotional flyer mailings. Also, the Company opened its thirtieth distribution center in Milwaukee, Wisconsin on July 1, 1997. The sales contribution from this new distribution center was not significant for the current three month period.

GROSS PROFIT

Gross profit increased by 27.1% to $15.7 million in the three months ended September 30, 1997 from $12.4 million in the corresponding prior year period. Gross profit margin decreased to 33.6% for the three months ended September 30, 1997 from 33.9% for the same period last year, primarily as a result of the acquisition of LeRan Gas Products whose historic margins have been lower due to their product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 30.1% to $10.4 million for the three months ended September 30, 1997, from $8.0 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 26 telesalespersons, and increased promotional flyer mailings. Also contributing to increased variable selling expenses were increased freight and delivery costs associated with the United Parcel Service strike. Occupancy costs associated with the expansion of several distribution centers in the prior year and the opening of two new distribution centers in the past twelve months were also contributing factors to the SG&A increase. SG&A expenses represented 22.2% of net sales in the three months ended September 30, 1997, compared to 21.9% of net sales in the comparable period of fiscal 1997.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $0.4 million or 21.7% to $2.1 million for the three months ended September 30, 1997 from $1.7 million for the three months ended September 30, 1996, primarily as a result of increased operating income.



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  (27) Financial Data Schedule

         b) A Form 8-K was filed on July 9, 1997 incorporating a press release with respect to the Company's acquisition of LeRan Gas Products.


All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BARNETT INC.
                                              REGISTRANT



DATE: NOVEMBER 12, 1997                       By: /s/ Andrea Luiga
                                              Andrea Luiga
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)