Form 10-Q
period 1997-12-31
BARNETT INC
filed 1998-02-02
CIK 898172

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

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

                                    Yes  X     No



16,173,312 shares of Common Stock, $.01 par value, were issued and outstanding as of January 31, 1998.

================================================================================

                                  BARNETT INC.

                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                           PAGE
                                                                                                           ----

PART I. FINANCIAL INFORMATION
------- ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets as of December 31, 1997 and June 30, 1997                            3-4

              Condensed Statements of Income for the Six Months and Three Months Ended
              December 31, 1997 and 1996                                                                      5

              Condensed Statements of Cash Flows for the Six Months Ended
              December 31, 1997 and 1996                                                                      6

              Notes to Condensed Financial Statements                                                       7-8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                        8-11

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K                                                                     11

SIGNATURES
----------

EXHIBIT INDEX
-------------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                  BARNETT INC.

                            CONDENSED BALANCE SHEETS

                       DECEMBER 31, 1997 AND JUNE 30, 1997
                    ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                         DECEMBER 31,         JUNE 30,
                                                                             1997               1997
                                                                             ----               ----
                                                                         (UNAUDITED)

CURRENT ASSETS:
  Cash                                                                      $ 1,102            $ 4,429
  Accounts receivable, net                                                   28,285             21,734
  Inventories                                                                44,348             33,772
  Prepaid expenses                                                            2,409              1,336
                                                                             ------            -------
              Total current assets                                           76,144             61,271
                                                                            -------            -------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                                      6,201              4,961
  Machinery and Equipment                                                    17,032             13,672
  Construction in Progress                                                    1,416                444
                                                                           --------            -------
                                                                             24,649             19,077
Less accumulated depreciation and amortization                              (10,269)            (8,692)
                                                                           --------            -------
Property and equipment, net                                                  14,380             10,385

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET                      4,745              3,452

DEFERRED TAX ASSETS, NET                                                        351                351

OTHER ASSETS                                                                  1,649              1,556
                                                                            -------          ---------
                                                                            $97,269            $77,015
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

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                       DECEMBER 31, 1997 AND JUNE 30, 1997
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             DECEMBER 31,         JUNE 30,
                                                                                 1997               1997
                                                                                 ----               ----
                                                                              (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                                              $24,296            $13,557
  Accrued liabilities                                                             2,189              2,366
  Accrued income taxes                                                                0                481
  Short term debt                                                                 2,358                  0
                                                                                -------            -------
              Total current liabilities                                          28,843             16,404
                                                                                -------            -------


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    16,173 shares at December 31, 1997 and 16,142 at
    June 30, 1997                                                                   161                160
  Paid-in capital                                                                47,181             46,471
  Retained earnings                                                              21,084             13,980
                                                                                -------           --------

              Total stockholders' equity                                         68,426             60,611
                                                                                -------            -------
                                                                                $97,269            $77,015
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

                                  BARNETT INC.
                                  ------------

                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------

                                   (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Six Months Ended        Three Months Ended
                                                Dec. 31                   Dec. 31
                                                -------                   -------
                                           1997         1996         1997         1996
                                           ----         ----         ----         ----

Net sales                                 $98,536      $76,362      $51,767      $39,871

Cost of sales                              65,156       50,372       34,107       26,245
                                          -------      -------      -------      -------

Gross profit                               33,380       25,990       17,660       13,626

Selling, general and
administrative expenses                    21,817       16,690       11,423        8,698
                                          -------      -------      -------      -------

Operating income                           11,563        9,300        6,237        4,928
Interest expense, net                           7           35           22           51
                                          -------      -------      -------      -------

Income before income taxes                 11,556        9,265        6,215        4,877

Provision for income taxes                  4,452        3,562        2,394        1,871
                                          -------      -------      -------      -------

Net income                                $ 7,104      $ 5,703      $ 3,821      $ 3,006
                                          =======      =======      =======      =======


Basic earnings per share                  $  0.44      $  0.36      $  0.24      $  0.19
Diluted earnings per share                $  0.43      $  0.36      $  0.23      $  0.19

Weighted average shares outstanding:
Basic                                      16,173       15,669       16,173       15,669
Diluted                                    16,334       15,892       16,315       15,892



The accompanying Notes to Condensed Financial Statements are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                ($ IN THOUSANDS)

                                                                          1997           1996
                                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                            $  7,104       $  5,703
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                          1,865          1,218
  Changes in assets and liabilities:
    Increase in accounts receivable, net                                  (5,607)        (3,040)
    Increase in inventories                                               (8,589)        (3,593)
    Increase in prepaid expenses                                          (1,023)          (307)
    Increase in accounts payable                                          10,307          2,013
    Decrease in accrued liabilities                                         (765)          (774)
                                                                        --------       --------

              Net Cash Provided by Operating Activities                    3,292          1,220
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                               (5,514)        (4,385)
  Change in other assets                                                    (374)          (250)
  Acquisition of LeRan Gas Products                                       (3,200)             -
                                                                        --------       --------

              Net Cash Used in Investing Activities                       (9,088)        (4,635)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                      12,985         15,161
  Repayments under credit agreement                                      (10,627)       (12,242)
  Net proceeds from issuance of common stock-stock options, grants           111              -
                                                                        --------       --------
              Net Cash Provided by Financing Activities                    2,469          2,919
                                                                        --------       --------

NET DECREASE IN CASH                                                      (3,327)          (496)

BALANCE, BEGINNING OF PERIOD                                               4,429          1,707
                                                                        --------       --------

BALANCE, END OF PERIOD                                                  $  1,102       $  1,211
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

                                DECEMBER 31, 1997

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the six months and three months ended December 31, 1997 and 1996, the condensed balance sheet as of December 31, 1997 and the condensed statements of cash flows for the six months ended December 31, 1997 and 1996 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1997 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1997 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States and Puerto Rico. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers. The Company distributes its products to over 62,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the six months ended December 31, 1997 and 1996 included income taxes of $5.0 million and $4.2 million, respectively, and interest of $14,000 and $32,000, respectfully.

NOTE 4 - BUSINESS ACQUISITION
         --------------------

On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman Industries, Inc. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 24,730 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements.

NOTE 5 - IMPACT OF ACCOUNTING STANDARDS
         ------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaces the presentation of Primary Earnings Per Share with a presentation of Basic Earnings Per Share, which represents net income divided by the weighted average number of common shares outstanding. Diluted Earnings Per Share continues to utilize the weighted average number of common shares outstanding and common stock equivalents, which include outstanding stock options and warrants. The Company adopted SFAS No. 128 during the second quarter of fiscal 1998. All prior period earnings per share amounts have been restated to comply with SFAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "expect", "believe", "intend", "may", "should", "anticipate", and similar expressions are intended to identify forward looking statements. Such forward looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations, and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

OVERVIEW
--------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 62,000 active customers throughout the United States and Puerto Rico. The Company offers approximately 11,600 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. The Company markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. The Company's staff of over 113 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 32 distribution centers strategically located in 32 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers.

On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman Industries, Inc. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 24,730 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements.

RESULTS OF OPERATIONS
---------------------

                SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH
                ------------------------------------------------
                       SIX MONTHS ENDED DECEMBER 31, 1996
                       ----------------------------------

NET SALES
---------

Net sales increased $22.2 million, or 29.0%, to $98.5 million in the six months ended December 31, 1997 from $76.4 million in the corresponding prior year period. Approximately 70.8% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 21 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,875 in the total number of products offered by the Company over the past twelve months of which 1,365 were introduced in the current six month period. Sales from new product introductions over the last twelve months contributed approximately $8.1 million to the net sales increase during the period. Additionally, as a result of an expanded promotional flyer campaign, coupled with the acquisition of LeRan Gas Products, active customers grew to 62,000 from 46,000 in the comparable prior year period and contributed approximately $6.3 million to the net sales increase during the six month period. Also contributing to the Company's net sales increase was a 73.0% increase in export sales, representing approximately $2.2 million in export revenue increases for the six month period. This increase in international sales, which currently represents approximately 6% of net sales, was primarily attributable to the Company's establishment of a small, dedicated international telesales staff in the prior year to complement the Company's international promotional flyer mailings. Also, the Company opened its thirtieth, thirty-first and thirty-second distribution centers in Milwaukee, Wisconsin, Puerto Rico and Nashville, Tennessee on July 1, 1997, October 1, 1997 and December 1, 1997, respectively. The sales contribution from these new distribution centers was not significant for the current six month period.

GROSS PROFIT
------------

Gross profit increased by 28.4% to $33.4 million in the six months ended December 31, 1997 from $26.0 million in the corresponding prior year period. Gross profit margins remained basically unchanged for the six month comparable period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 30.7% to $21.8 million for the six months ended December 31, 1997 from $16.7 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 21 telesalespersons, together with increased promotional flyer mailings. Also contributing to increased SG&A expenses were increased freight and delivery costs associated with the United Parcel Service strike in the first quarter of the current fiscal year and the establishment of a same day shipping policy in the second quarter of last fiscal year. Occupancy costs associated with the expansion of several distribution centers in the prior year and the opening of three new distribution centers in the past six months were also contributing factors to the SG&A increase. SG&A expenses represented 22.1% of net sales in the six months ended December 31, 1997, compared to 21.9% of net sales in the comparable period of fiscal 1997.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.9 million or 25.0% to $4.5 million for the six months ended December 31, 1997 from $3.6 million for the six months ended December 31, 1996, primarily as a result of increased operating income.

               THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH
               --------------------------------------------------
                      THREE MONTHS ENDED DECEMBER 31, 1996
                      ------------------------------------

NET SALES
---------

Net sales increased $11.9 million, or 29.8%, to $51.8 million in the three months ended December 31, 1997 from $39.9 million in the corresponding prior year period. Approximately 69.1% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 21 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,875 in the total number of products offered by the Company over the past twelve months, 323 of which were introduced in the current three month period. Net sales from new product introductions over the last twelve months contributed approximately $3.8 million to the net sales increase during the period. Additionally, as a result of an expanded promotional flyer campaign, active customers grew to 62,000 from 46,000 in the comparable prior year period and contributed approximately $2.2 million to the net sales increase during the three month period. Also contributing to the Company's net sales increase was a 70.2% increase in export sales, representing approximately $1.2 million in export revenue increases for the three month period. This increase in international sales, which currently represents approximately 6% of net sales, was primarily attributable to the Company's establishment of a small, dedicated international telesales staff in the prior year to complement the Company's international promotional flyer mailings. Also, the Company opened its thirty-first and thirty-second distribution centers in Puerto Rico and Nashville, Tennessee on October 1, 1997 and December 1, 1997, respectively. The sales contribution from these new distribution centers was not significant for the current three month period.

GROSS PROFIT
------------

Gross profit increased by 29.6% to $17.7 million in the three months ended December 31, 1997 from $13.6 million in the corresponding prior year period. Gross profit margins remained basically unchanged for the three month comparable period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

SG&A expenses increased 31.3% to $11.4 million for the three months ended December 31, 1997 from $8.7 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 21 telesalespersons, together with increased promotional flyer mailings. Occupancy costs related to the expansion of several distribution centers in the prior year and the opening of three new distribution centers in the past six months, were also contributing factors to the SG&A increase for the current quarter. SG&A expenses represented 22.1% of net sales in the three months ended December 31, 1997, compared to 21.8% of net sales in the comparable period of 1997.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.5 million or 28.0% to $2.4 million for the three months ended December 31,1997 from $1.9 million for the three months ended December 31, 1996, primarily as a result of increased operating income.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  (27) Financial Data Schedule

         b)       No Reports on Form 8-K were filed.


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1997, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BARNETT INC.
                                                REGISTRANT



DATE: FEBRUARY 2, 1998                          By: /s/ Andrea Luiga
                                                Andrea Luiga
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)