Form 10-Q
period 1998-03-31
BARNETT INC
filed 1998-05-01
CIK 898172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                               Yes X       No



16,192,941 shares of Common Stock, $.01 par value, were issued and outstanding as of April 30, 1998.

                                  BARNETT INC.

                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                    PAGE
                                                                                                    ----

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1   Financial Statements

         Condensed Balance Sheets as of March 31, 1998 and June 30, 1997                            3-4

         Condensed Statements of Income for the Nine Months and Three Months Ended
         March 31, 1998 and 1997                                                                      5

         Condensed Statements of Cash Flows for the Nine Months Ended
         March 31, 1998 and 1997                                                                      6

         Notes to Condensed Financial Statements                                                    7-8

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                     8-11

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K                                                             11

SIGNATURES                                                                                           12
----------

EXHIBIT INDEX                                                                                        13
-------------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                        MARCH 31, 1998 AND JUNE 30, 1997
                    ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                             MARCH 31,     JUNE 30,
                                                               1998          1997
                                                               ----          ----
                                                            (UNAUDITED)

CURRENT ASSETS:
  Cash                                                       $    745      $  4,429
  Accounts receivable, net                                     26,002        21,734
  Inventories                                                  41,974        33,772
  Prepaid expenses                                              3,277         1,336
                                                             --------      --------
              Total current assets                             71,998        61,271
                                                             --------      --------

PROPERTY AND EQUIPMENT:
  Leasehold Improvements                                        6,488         4,961
  Machinery and Equipment                                      17,892        13,672
  Construction in Progress                                      2,722           444
                                                             --------      --------
                                                               27,102        19,077
Less accumulated depreciation and amortization                (11,098)       (8,692)
                                                             --------      --------
Property and equipment, net                                    16,004        10,385

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET        4,706         3,452

DEFERRED TAX ASSETS, NET                                          351           351

OTHER ASSETS                                                    1,538         1,556
                                                             --------      --------
                                                             $ 94,597      $ 77,015
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

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                        MARCH 31, 1998 AND JUNE 30, 1997
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       MARCH 31,    JUNE 30,
                                                                         1998         1997
                                                                         ----         ----
                                                                      (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                                     $ 15,036     $ 13,557
  Accrued liabilities                                                     2,488        2,366
  Accrued income taxes                                                        0          481
  Short-term debt                                                         5,251            0
                                                                       --------     --------
         Total current liabilities                                       22,775       16,404
                                                                       --------     --------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value per share: Authorized 40,000 shares; Issued and outstanding 16,180 shares at March 31, 1998 and 16,142 at
    June 30, 1997                                                           161          160
  Paid-in capital                                                        47,276       46,471
  Retained earnings                                                      24,385       13,980
                                                                       --------     --------

         Total stockholders' equity                                      71,822       60,611
                                                                       --------     --------
                                                                       $ 94,597     $ 77,015
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

                                  BARNETT INC.
                                  ------------

                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------

                                   (UNAUDITED)
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



                                            Nine months Ended        Three Months Ended
                                                MARCH 31                  MARCH 31
                                                --------                  --------

                                           1998         1997         1998         1997
                                           ----         ----         ----         ----

Net sales                                $148,001     $117,112     $ 49,465     $ 40,750

Cost of sales                              98,003       77,184       32,847       26,812
                                         --------     --------     --------     --------

Gross profit                               49,998       39,928       16,618       13,938

Selling, general and
administrative expenses                    32,976       25,530       11,159        8,840
                                         --------     --------     --------     --------

Operating income                           17,022       14,398        5,459        5,098
Interest expense                               96           87           89           52
                                         --------     --------     --------     --------

Income before income taxes                 16,926       14,311        5,370        5,046

Provision for income taxes                  6,521        5,506        2,069        1,944
                                         --------     --------     --------     --------

Net income                               $ 10,405     $  8,805     $  3,301     $  3,102
                                         ========     ========     ========     ========

Basic earnings per share                 $   0.64     $   0.61     $   0.20     $   0.22
Diluted earnings per share               $   0.64     $   0.55     $   0.20     $   0.20

Weighted average shares outstanding:
Basic                                      16,174       14,398       16,179       14,398
Diluted                                    16,353       15,892       16,396       15,892





            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                ($ IN THOUSANDS)

                                                                         1998          1997
                                                                         ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 10,405      $  8,805
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                         2,895         1,855
  Changes in assets and liabilities:
    Increase in accounts receivable, net                                 (3,324)       (2,344)
    Increase in inventories                                              (6,215)       (6,226)
    Increase in prepaid expenses                                         (1,891)         (383)
    Increase in accounts payable                                          1,047         2,285
    Decrease in accrued liabilities                                        (466)         (408)
                                                                       --------      --------

              Net Cash Provided by Operating Activities                   2,451         3,584
                                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                              (7,967)       (5,385)
  Change in other assets                                                   (425)         (801)
  Acquisition of LeRan Gas Products                                      (3,200)            -
                                                                       --------      --------

              Net Cash Used in Investing Activities                     (11,592)       (6,186)
                                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreements                                     27,893        27,735
  Repayments under credit agreements                                    (22,642)      (25,182)
  Net proceeds from issuance of common stock-stock options, grants          206             -
                                                                       --------      --------

              Net Cash Provided by Financing Activities                   5,457         2,553
                                                                       --------      --------

NET DECREASE IN CASH                                                     (3,684)          (49)

BALANCE, BEGINNING OF PERIOD                                              4,429         1,707
                                                                       --------      --------

BALANCE, END OF PERIOD                                                 $    745      $  1,658
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

                                 MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the nine months and three months ended March 31, 1998 and 1997, the condensed balance sheet as of March 31, 1998 and the condensed statements of cash flows for the nine months ended March 31, 1998 and 1997 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1997 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1998 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States and Puerto Rico. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores and maintenance managers. The Company distributes its products to approximately 64,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the nine months ended March 31, 1998 and 1997 included income taxes of $7.5 million and $6.1 million, respectively, and interest of $80,000 and $95,000, respectively.

NOTE 4 - BUSINESS ACQUISITION
         --------------------

On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman Industries, Inc ("Waxman"). The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 24,730 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements.

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

OVERVIEW
--------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 64,000 active customers throughout the United States and Puerto Rico. The Company offers approximately 11,600 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. The Company markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores and maintenance managers. The Company's staff of over 114 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 32 distribution centers strategically located in 32 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers.

On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 24,730 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements.

                 NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH
                 ----------------------------------------------
                        NINE MONTHS ENDED MARCH 31, 1997
                        --------------------------------

NET SALES
---------

Net sales increased $30.9 million, or 26.4%, to $148.0 million in the nine months ended March 31, 1998 from $117.1 million in the corresponding prior year period. Approximately 72.0% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 18 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,875 in the total number of products offered by the Company over the past twelve months of which 1,365 were introduced in the current nine month period. Sales from new product introductions over the last twelve months contributed approximately $11.3 million to the net sales increase during the period. Additionally, as a result of an expanded promotional flyer campaign, coupled with the acquisition of LeRan Gas Products, active customers grew to 64,000 from 49,000 in the comparable prior year period and contributed approximately $12.6 million to the net sales increase during the nine month period. Also contributing to the Company's net sales increase was a 61.2% increase in export sales, representing approximately $3.2 million in export revenue increases for the nine month period. This increase in international sales, which currently represents approximately 6% of net sales, was primarily attributable to the Company's establishment of a small, dedicated international telesales staff in the prior year to complement the Company's international promotional flyer mailings. Also, the Company opened its thirtieth, thirty-first and thirty-second distribution centers in Milwaukee, Wisconsin, Puerto Rico and Nashville, Tennessee on July 1, 1997, October 1, 1997 and December 1, 1997, respectively. The sales contribution from these new distribution centers was not significant for the current nine month period.

GROSS PROFIT
------------

Gross profit increased by 25.2% to $50.0 million in the nine months ended March 31, 1998 from $39.9 million in the corresponding prior year period. Gross profit margins decreased to 33.8% for the nine months ended March 31, 1998 from 34.1% for the same period last year, primarily as a result of the acquisition of LeRan Gas Products whose historic margins have been lower due to their product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 29.2% to $33.0 million for the nine months ended March 31, 1998, from $25.5 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 18 telesalespersons, together with increased promotional flyer mailings. Also contributing to increased SG&A expenses were increased freight and delivery costs associated with the United Parcel Service strike in the first quarter of the current fiscal year. Occupancy costs associated with the expansion of several distribution centers in the prior year and the opening of three new distribution centers in the past nine months were also contributing factors to the SG&A increase. SG&A expenses represented 22.3% of net sales in the nine months ended March 31, 1998, compared to 21.8% of net sales in the comparable period of fiscal 1997.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $1.0 million or 18.4% to $6.5 million for the nine months ended March 31, 1998 from $5.5 million for the nine months ended March 31, 1997, primarily as a result of increased operating income.

                 THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH
                 -----------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997
                        ---------------------------------

NET SALES
---------

Net sales increased $8.7 million, or 21.4%, to $49.5 million in the three months ended March 31, 1998, from $40.8 million in the corresponding prior year period. An unusually mild and wet winter had an adverse affect on the Company's revenue growth for the three months ended March 31, 1998. The unseasonably mild winter led to depressed sales in the plumbing repair segment of the business primarily in the months of January and February.

Approximately 73.0% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 18 telesalespersons compared to the prior year period. Also contributing to the overall increase in net sales was a net increase of 1,875 in the total number of products offered by the Company over the past twelve months. Net sales from new product introductions over the last twelve months contributed approximately $3.1 million to the net sales increase during the period. Additionally, as a result of an expanded promotional flyer campaign, active customers grew to 64,000 from 49,000 in the comparable prior year period and contributed approximately $2.6 million to the net sales increase during the three month period. Also contributing to the Company's net sales increase was a 45.9% increase in export sales, representing approximately $1.0 million in export revenue increases for the three month period. This increase in international sales, which currently represents approximately 6% of net sales, was primarily attributable to the Company's establishment of a small, dedicated international telesales staff in the prior year to complement the Company's international promotional flyer mailings. Also, the Company opened its thirty-first and thirty-second distribution centers in Puerto Rico and Nashville, Tennessee on October 1, 1997 and December 1, 1997, respectively. The sales contribution from these new distribution centers was not significant for the current three month period.

GROSS PROFIT
------------

Gross profit increased by 19.2% to $16.6 million in the three months ended March 31, 1998 from $13.9 million in the corresponding prior year period. Gross profit margins decreased to 33.6% for the three months ended March 31, 1998 from 34.2% for the same period last year, primarily as a result of the acquisition of LeRan Gas Products whose historic margins have been lower due to their product mix, coupled with an atypical sales mix for the quarter, resulting from the aforementioned depressed sales in the plumbing repair segment.




SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

SG&A expenses increased 26.2% to $11.2 million for the three months ended March 31, 1998 from $8.8 million for the comparable prior year period. The increase is primarily due to increased variable selling expenses, primarily attributable to personnel costs related to the above mentioned addition of 18 telesalespersons, together with increased promotional flyer mailings. Occupancy costs related to the expansion of several distribution centers in the prior year and the opening of three new distribution centers in the past nine months, were also contributing factors to the SG&A increase for the current quarter. SG&A expenses represented 22.6% of net sales in the three months ended March 31, 1998, compared to 21.7% of net sales in the comparable period of 1997.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $.1 million or 6.4% to $2.1 million for the three months ended March 31, 1998 from $1.9 million for the three months ended March 31, 1997, primarily as a result of increased operating income.


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       a)     Exhibits:

              (27)   Financial Data Schedule

       b)     No reports on Form 8-K were filed.

All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BARNETT INC.
                                           REGISTRANT



DATE: MAY 1, 1998                          By: /s/ Andrea M. Luiga
                                           Andrea M. Luiga
                                           Chief Financial Officer
                                           (principal financial and
                                           accounting officer)