Form 10-K405
period 1998-06-30
BARNETT INC
filed 1998-09-24
CIK 898172

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

  X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---                     SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 par value
                          ----------------------------
                              (TITLE OF EACH CLASS)
                              ---------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                       ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         Aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the NASDAQ National Market on September 18, 1998: $97,666,072

         Number of shares of Common Stock outstanding as of September 18, 1998:
16,211,891


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement in connection with its 1998 Annual Meeting of Stockholders is incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

                                     PART I


CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996 that are based on the beliefs of the Company and its management, as well as assumptions made by and information currently available to the Company and its management. When used in this document, the words "anticipate," "believe," "continue," "estimate," "expect," "intend," "may," "should" and similar expressions are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, price competition, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from these described herein as anticipated, believed, estimated, expected or intended.


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

         On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman Industries, Inc.("Waxman Industries"). The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman Industries of 25,000 shares of common stock of the Company. The operations related to these assets are not material to the Company's financial statements.

OVERVIEW

         The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 65,000 active customers throughout the United States. The Company offers approximately 11,900 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. The Company markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers and liquid propane gas ("LP Gas") dealers. The Company's staff of over 101 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 32 distribution centers strategically located in 32 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 500 domestic and foreign suppliers.

         The Company believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical and hardware products. The Company's approximately 900-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. The Company provides an updated version of its catalogs to its customers an average of three times a year. To attract new customers and offer special promotions to existing customers, the Company supplements its catalogs with monthly promotional flyers. The Company mailed approximately 5.5 million promotional flyers during fiscal 1998 compared to approximately 4.3 million promotional flyers during fiscal 1997. The Company's experienced and knowledgeable inbound telesales staff, located at the Company's centralized headquarters in Jacksonville, Florida, uses the Company's proprietary information systems to take customer orders as well as offer technical advice. The Company's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations, encourages additional purchases and solicits new customers. Targeted customer accounts are typically assigned an outbound telesalesperson in order to enhance customer relationships and improve customer satisfaction. The Company's high in-stock position and extensive network of local distribution centers enable it to fulfill approximately 94% of the items included in each customer order and provide rapid delivery. As a result of its emphasis on customer service, the Company's customer retention rate (i.e., customers who place orders in the following year) has consistently remained in the 80% range for the past three years.

         The Company has actively pursued increased sales of its private label products sourced primarily from foreign suppliers. During the fiscal year ended June 30, 1998, approximately 27.5% of the Company's net sales were attributable to sales of private label products. Many of the Company's private label products provide the customer with lower cost, high quality alternatives to brand name products, as well as providing the Company with higher profit margins. The Company's private label products are sold under brand names such as Premier(R), ProPlus(R), Barnett(R), Legend(TM), Electracraft(R) and Lumina(TM).

INDUSTRY OVERVIEW

         The Company competes in a large and highly fragmented industry. The Company broadly defines its industry as the sale of plumbing, electrical and hardware products primarily to plumbing and electrical repair and remodeling contractors, maintenance managers, independent hardware stores and LP Gas dealers. Plumbing and electrical contractors are primarily responsible for making repairs on a daily basis and generally do not have time to shop with multiple vendors. Plumbing and electrical contractors, therefore, value extensive product selection, convenient ordering, reliable, rapid delivery and other value-added services. In addition, such contractors typically operate with limited working capital, making competitive pricing important. Plumbing, electrical and hardware contractors have traditionally purchased supplies through a variety of distribution channels including:

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

         Direct Marketing Sales Approach. The Company displays and promotes its products through five comprehensive professional contractor, hardware, maintenance, LP Gas and Caribbean catalogs targeted, respectively, to such major customer groups as professional plumbing and electrical repair and remodeling contractors, hardware stores, maintenance managers and LP Gas dealers. The Company mailed its first catalog in 1958 and currently mails its principal catalog to the 65,000 active customers on its proprietary mailing list. These mailings are supplemented with direct mail promotional flyers to existing and potential customers on a monthly basis. Typical catalogs mailed by the Company contain over 11,900 items and are approximately 900 pages in length. The Company's objective is to leverage its direct sales experience to sell a broader array of products to a larger number of customers. The Company's comprehensive catalogs provide its customers with the opportunity to purchase a substantial portion of their plumbing, electrical and hardware supplies from a single vendor.

         Sophisticated Data Based Telesales. During fiscal 1998, approximately 73.7% of the Company's net sales were generated through the Company's 101 outbound and inbound telesalespersons. Outbound telesalespersons are assigned account management responsibilities for existing customers with an emphasis on customer service, new product introductions and new product lines. Inbound telesalespersons are trained to quickly process orders from existing customers. All telesalespersons are highly knowledgeable and are required to go through extensive product and sales training before they begin to work with customers. The Company's proprietary telesales software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to, and capitalize on, business opportunities.

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

         Superior Customer Service. As a result of its large in-stock inventory, the Company is typically able to fulfill approximately 94% of the items included in each customer order, and, in almost all cases, ships the order within the same day of receipt of the order. In addition, as a result of its large number of distribution centers, the Company is able to provide its customers with more rapid delivery to markets within the continental United States. In an effort to maximize sales and increase customer retention, the Company has structured its telesales staff to create regular contact between the Company's telesales personnel and each active customer. The Company's customer retention rate (i.e., customers who place orders in the following year) has consistently remained in the 80% range for the past three years.

         Competitive Pricing and Private Label Products. Due to the Company's size, volume of purchases, substantial vendor base and offshore sourcing capabilities, the Company is frequently able to obtain purchase terms that the Company believes are more favorable than those available to its competition. This enables the Company to offer prices that are generally lower than those available from its competitors. Many of the Company's private label products provide the customer with lower-cost, high quality alternatives to name brand products, as well as providing the Company with higher profit margins. During fiscal 1998, approximately 27.5% of the Company's net sales were attributable to sales of private label products.

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

MARKETING AND DISTRIBUTION

         The Company markets its products nationwide to existing and potential customers through regular catalog and promotional mailings, supported by a telesales operation. Products are shipped from a network of 32 distribution centers allowing for shipment to and pick up by customers generally the same day the order is received. The outbound telesales operation is utilized to make telephonic sales presentations to existing and potential customers that have received written promotional materials. The Company's inbound telesalespersons provide customer assistance and take customer orders. The Company's outbound and inbound telesales operations are centralized in Jacksonville, Florida.

  Catalogs

         The Company's five approximately 900-page catalogs containing approximately 11,900 plumbing, electrical and hardware products are mailed to its approximately 65,000 active customers. These catalogs are supplemented by monthly promotional flyers, approximately 5.5 million of which were mailed in fiscal 1998. The Company's targeted customers include professional contractors, independent hardware stores, maintenance managers and LP Gas dealers. The Company has been distributing its principal catalog since 1958 and believes that the Barnett(R) name has achieved a very high degree of recognition among the Company's customers and suppliers.

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

         The Company has over 600,000 prospective domestic customers in its current target markets, only approximately 65,000 of which are active customers. The Company believes that due, in part, to the continuing expansion of its product offerings in conjunction with continuing its expanded promotional flyer campaigns, it has the opportunity to market its products to attract new customers. In fiscal 1998, approximately 14,000 net new customers contributed approximately $19.8 million to net sales.

         The Company's in-house art department produces the design and layout for its catalogs and promotional mailings. The catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.

  Telesales

         During fiscal 1998, approximately 73.7% of the Company's net sales were generated through the Company's telesales operation. The Company's telesales operation has been designed to make ordering its products as convenient and efficient as possible, thereby enabling the Company to provide superior customer service. The Company offers its customers a nationwide toll-free telephone number that currently is staffed by approximately 101 telesales, customer service and technical support personnel who utilize the Company's proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to and capitalize on market opportunities.

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

         The Company conducts a customized, in-depth six week training course for new telesales employees. Training includes the use of role playing and videotape analysis. Upon satisfactory completion of their training, new telesales personnel are provided with a dedicated, experienced telesales employee who serves as a "coach" for the next year. In order to better assure high telesales service levels, telesales supervisors regularly monitor telesales calls.

         During the last quarter of fiscal 1998, the Company conducted a strategic assessment of its sales and marketing tools and processes, with a focus on integration across major sales channels. The Company realigned the responsibilities of the telesales personnel by using a systematic customer grading and matrix system to effect the utilization of multiple selling channels. The result of this assessment was an implementation of complementary direct marketing and direct selling programs. The Company developed a teamwork concept whereby an outbound (or group of outbound) telesalespersonnel are combined with an outside field salesperson to better service its existing and potential customers. These united sales teams are best suited to servicing medium and large size customers as it provides the larger customer with a greater amount of personalized attention.

The direct marketing channel primarily uses product catalogs and promotional materials to target small to mid-size customers. Barnett markets its full line catalogs to its existing customer base and mails flyers and other promotional material to prospective customers and as supplemental mailings to existing customers.

This new focus on integrated account management actually has the result of slowing down the telesales hiring process. It also reduces the number of mailings of catalogs and promotional materials, as a very small customer will not receive the frequency of mailings as a very large customer. The Company expects this marketing approach to complement its growth in new and existing markets while contributing to expense leverage in the near future.

  Export business

         The Company believes that many opportunities for direct marketing to the Company's existing target markets exist in foreign locations including South America, the Caribbean and Europe. In October 1997, the Company opened its first offshore distribution center in Puerto Rico. Although the Company does not intend to commit material resources to international expansion during the next few years, the Company has begun to, and intends to continue to, access these markets through its existing telesales operations and increased mailings of its promotional flyers. The Company believes that customers in these international areas are receptive to mail order purchasing and that potential customers would be attracted to the breadth of the Company's product lines and its competitive pricing.

  Distribution Center Network

         The Company has established a network of 32 local distribution centers strategically located in 32 major metropolitan areas throughout the United States and Puerto Rico. This network enables the Company to provide rapid and complete product delivery and provides a strong local presence.

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

         Over the next few years, the Company plans to add two to four new distribution centers in major metropolitan areas and has identified ten to twelve potential locations. The Company opened new distribution centers in Milwaukee, Wisconsin in July 1997, Bayamon, Puerto Rico in October 1997 and Nashville, Tennessee in December, 1997 and is expected to open in Birmingham, Alabama in September 1998. The addition of new distribution centers in new geographic areas, as well as in geographic areas in which the Company has existing distribution centers, has increased, and is expected to continue to increase, the Company's overall level of business. New distribution centers enhance marketing efforts, heighten the Company's name recognition, generate new over-the-counter business and allow for faster product delivery.

         The factors considered in site selection include the number of prospective customers in the local target area, the existing sales volume in such area and the availability and cost of warehouse space, as well as other demographic information. The Company has substantial expertise in distribution center site selection, negotiating leases, reconfiguring space to suit its needs, and stocking and opening new distribution centers. The average investment required to open a distribution center is approximately $1,000,000, including approximately $600,000 for inventory.

PRODUCTS

         The Company markets an extensive line of approximately 11,900 plumbing, electrical and hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows the Company to serve as a single source supplier for many of its customers. Many of these products are higher margin products bearing the Company's proprietary trade names and trademarks. In addition, proprietary products are often the customers' higher margin product offerings.

         The Company tracks sales of new products the first year they are offered, and new products that fail to meet specified sales criteria are discontinued. The Company believes that its customers respond favorably to the introduction of new product lines in areas that allow the customers to realize additional cost savings and to utilize the Company's catalogs as a means of one-stop shopping for many of their needs.

         The Company plans to increase its net new product offerings by 750 to 1,000 items per year over the next three years, which will deepen the Company's existing product lines and establish new product categories. The Company's name and reputation have enabled the Company to successfully market a trusted line of private label products, and accordingly, a significant portion of new product additions will be private label products. Private label products offer customers high quality, lower-cost alternatives to the brand name products the Company sells. The Company's catalogs and monthly promotional flyers emphasize the comparative value of the Company's private label products. During fiscal 1998, approximately 27.5% of the Company's net sales were generated by the sale of the Company's private label products. The Company believes that the introduction of new product lines will expand the Company's total potential target market. Examples of new product lines recently introduced include, liquid propane gas products (as a result of the LeRan Gas Products acquisition), Euro-line faucets, gate hardware and safety equipment. The Company's products are generally covered by a one year warranty, and returns, which require prior authorization from the Company, have historically been immaterial in amount.

         The following is a discussion of the Company's principal product groups:

         Plumbing Products. The Company sells branded products of leading plumbing supply manufacturers including Delta(R), Moen(R) and Price Pfister(R). The Company's private label plumbing products are also sold under its Barnett(R), Premier(R) and ProPlus(R) trademarks. In fiscal 1998, plumbing products accounted for 72.9% of net sales.

         Electrical Products. The Company sells branded products of leading electrical supply manufacturers including Philips(R), Westinghouse(R), Honeywell(R) and General Electric(R). Certain of the Company's private label electrical products are sold under its own proprietary trademarks including Barnett(R), Premier(R), Electracraft(R) and Lumina(R). In fiscal 1998, electrical products accounted for 14.9% of net sales.

         Hardware Products. The Company sells hardware products of leading hardware product manufacturers including Kwikset(R) security hardware products and Milwaukee(R) power tools. Certain of the Company's hardware products are also sold under its own proprietary Legend(TM) trademark. In fiscal 1998, hardware products accounted for 8.8% of net sales.

         HVAC/R Products. The Company began selling a limited number of brand name HVAC/R products in July 1997 and intends to continue expanding this product line. In fiscal 1998, HVAC/R products accounted for 3.4% of net sales.


SOURCING

         The products sold by the Company are purchased from approximately 460 domestic and 60 foreign suppliers. Domestically manufactured products are shipped directly to the Company's 32 distribution centers. Products manufactured abroad are initially shipped to the Company's 5 regional distribution centers and subsequently redistributed to each of the remaining local distribution centers. The Company is not dependent upon any single supplier for any of its requirements. Due to the volume of the Company's purchases and its utilization of over 500 vendors, it is able to obtain purchase terms it believes to be more favorable than those available to most local suppliers of plumbing, electrical and hardware products. Approximately 74% of the Company's purchases for the year ended June 30, 1998 were from domestic manufacturers and 26% were from foreign manufacturers, primarily located in Asia. During fiscal 1998, the Company purchased approximately 11.6% of its products through Waxman Industries entities, both domestic and foreign. Although the Company intends to continue to purchase products through Waxman Industries entities in the future, the Company is not committed to purchase any products from Waxman Industries.


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

         The Company's customers can place orders directly via mail, facsimile, telephone or through an electronic data interchange ("EDI") transmission. Utilizing EDI, the Company's customers can send electronic purchase orders directly to the Company's order entry systems. The Company makes this ordering process simple for its customers by providing well-developed computer media containing the Company's product information including item number, product description, price, package quantity and UPC codes to be loaded directly into the customer's purchasing system. The Company automatically edits and processes EDI orders and sends the majority of EDI orders received directly to shipping. The few EDI orders that need editing are sent immediately to a sales representative for review. Through EDI, the Company can provide faster order turnaround, thereby further fostering customer satisfaction.

         The Barnett Ordering Service System or BOSS(TM) is the Company's proprietary software ordering program. BOSS(TM) is provided free to all Company customers and allows customers to browse through the Company's electronic catalog to create and transmit orders. BOSS(TM) is simple, easy to use and provides customers with their purchasing history to assist the customer in projecting future supply requirements.

         To address the Year 2000 ("Y2K") issues, the Company has identified all computer-based systems and applications (including embedded systems) that are not Year 2000 compliant and has determined what revisions, replacements or updates are needed to achieve compliance. Management believes that most of the systems are compliant currently and expects the remainder to be compliant by the end of fiscal 1999.

         Any costs associated with bringing the systems into compliance have been immaterial, as the Company has not incorporated material revisions or updates to the current systems to bring them into Y2K compliance. The Company has budgeted approximately $20,000 to bring the remainder of the systems into Y2K compliance.


         As part of the Y2K review, the Company is examining its relationship with certain key vendors and others with whom it has significant business relationships to determine to the extent practical the degree of such parties' Y2K compliance and their effect on the Company's operations. The Company does not have a relationship with any third party vendor which is material to the operations of the Company, and thus believes that the failure of any such party to be Y2K compliant would not have a material adverse effect on the Company.

         To date, the Company has not established a formal contingency plan for dealing with a failure by either the Company or its third party vendors to achieve Y2K compliance.

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

EMPLOYEES

         As of June 30, 1998, the Company employed 657 individuals, 165 of whom were clerical and administrative personnel, 131 of whom were telesales and sales representatives and 361 of whom were either production or warehouse personnel. The Company's employees are not unionized. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

       The Company's headquarters and largest distribution center are located at 3333 Lenox Avenue, Jacksonville, Florida. The building in which the headquarters are located is leased by the Company through October 31, 2003, and contains approximately 47,000 square feet of warehouse space and 19,000 square feet of offices. The Company has built a new 38,000 square foot telesales center in Jacksonville, Florida, which it occupied in May 1998. This new telesales center will enable the Company to continue expanding its telesales staff, and has enabled the Company to either terminate or consolidate existing leased spaces.

       The Company's 32 distribution centers utilize leased space ranging from 12,000 to 60,000 square feet and are all located in the United States and Puerto Rico. The leases expire at various dates from September 1998 to April 2007. The Company believes that its distribution facilities are adequate for its current needs and does not anticipate that it will have any problem leasing additional space when needed. The Company shares one of its facilities with U.S. Lock, an operating division of WOC Inc.("WOC"), which is a wholly owned subsidiary of Waxman Industries. The Company is charged for the portion of the rent relating to the space occupied by it.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth the names, ages, positions and offices with the Company held by the present executive officers of the Company.

         NAME                           AGE        POSITION AND OFFICE PRESENTLY HELD
         ----                           ---        ----------------------------------

William R. Pray                         51         President, Chief Executive Officer and
                                                   Director

Andrea M. Luiga                         41         Vice President--Finance, Chief Financial
                                                   Officer

Alfred C. Poindexter                    46         Vice President--Operations

Melvin Waxman                           64         Chairman of the Board and Director

Armond Waxman                           59         Vice-Chairman of the Board and Director

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

         Mr. Melvin Waxman was elected Chairman of the Board and Director of the Company in December 1995. Mr. Waxman was elected Co-Chief Executive Officer of Waxman Industries in May 1988, Co-Chairman of the Board of Waxman Industries in June 1996 and Chairman of the Board of Waxman Industries in April 1996. Mr. Waxman has been the Chief Executive Officer of Waxman Industries for over 20 years and has been a director of Waxman Industries since 1962. Mr. Waxman has been either Chairman or Co-Chairman of the Board of Waxman Industries since August 1976. Mr. Waxman has been a director of the Company since its acquisition by Waxman Industries in 1984. Mr. Waxman was a director of Ideal Plumbing Group Inc., a Canadian subsidiary of Waxman Industries, that was involuntarily liquidated in 1994. Mr. Waxman is the brother of Armond Waxman.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's common stock is traded on the NASDAQ National Market under the symbol "BNTT". The following table sets forth the high and low sales prices for the Common Stock for each quarter during the past two fiscal years, as reported by NASDAQ.


                                          High              Low
                                          ----              ---
Fiscal 1998
   First Quarter                        $ 26.25           $ 19.25
   Second Quarter                         22.75             17.25
   Third Quarter                          25.25             21.50
   Fourth Quarter                         22.50             16.50

Fiscal 1997
   First Quarter                        $ 27.75           $ 19.00
   Second Quarter                         27.25             21.00
   Third Quarter                          27.00             19.75
   Fourth Quarter                         27.00             17.50




HOLDERS OF RECORD

       As of September 18, 1998, there were approximately 243 holders of record of the Common Stock.


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

SALE OF UNREGISTERED SECURITIES

On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman Industries. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance of 25,000 shares of the common stock of the Company. The issuance of shares to the Company's former parent Corporation, Waxman Industries, Inc., was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information for the last five fiscal years through 1998 has been derived from the financial statements of the Company for such years, which have been audited by Arthur Andersen LLP, independent certified public accountants, whose report is included elsewhere herein. All such information is qualified by reference to the Financial Statements included elsewhere herein.


                                                                               Fiscal Years Ended June 30,
                                                                    ( Amounts in Thousands, except per share amounts )
                                                            1998           1997             1996             1995            1994
                                                            ----           ----             ----             ----            ----
Income Statement Data:
Net sales (1)                                             $199,578       $160,068         $127,395         $109,107        $95,225
Cost of sales                                              132,135        105,376           84,748           71,815         62,623
                                                          --------       --------         --------         --------        -------
 Gross Profit                                               67,443         54,692           42,647          37,292          32,602
Selling, general and administrative
 expenses                                                   44,061         35,068           26,877          23,772          21,048
Corporate charge (2)                                          --            --               1,342           1,862           1,918
                                                          --------      ---------         --------        --------         -------
Operating income                                            23,382         19,624           14,428          11,658           9,636
Interest expense (2)                                           157             59            1,921           2,139           1,518
                                                          --------       --------         --------        --------         -------
Income before income taxes
   and extraordinary item                                   23,225         19,565           12,507           9,519           8,118
Provision for income taxes                                   8,948          7,530            4,625           3,500           2,900
                                                          --------       --------         --------        --------         -------
Income before extraordinary item                            14,277         12,035            7,882           6,019           5,218
Extraordinary loss on early
  retirement of debt, net of
  tax benefit (3)                                               --             --              724              --              --
                                                             -----          -----           ------           -----           -----
Net income                                                 $14,277        $12,035           $7,158          $6,019          $5,218
                                                          ========       ========          =======        ========         =======
Earnings per common share:
  Basic                                                      $0.88          $0.76
  Diluted                                                    $0.87          $0.75
Weighted average shares outstanding:
  Basic                                                     16,179         15,785
  Diluted                                                   16,341         15,987
Unaudited Pro Forma Information:
Pro forma net income (3)                                                                    $9,841          $8,392          $7,154
Pro forma diluted earnings per share                                                         $0.62           $0.53           $0.45
Pro forma weighted average shares
  outstanding                                                                               15,929          15,929          15,929

                                                   Fiscal Years Ended June 30,
                                      ( Amounts in Thousands, except per share amounts )

                                      1998        1997       1996         1995        1994
                                      ----        ----       ----         ----        ----
Balance Sheet Data:
Working Capital                     $52,431     $44,867     $30,744     $29,171     $31,253
Total Assets                         95,784      77,015      58,300      52,413      50,885
Total long-term debt, excluding
  Push-down bank debt                     0           0           0      18,126      16,215
Push-down bank debt (4)                   0           0           0       4,874       6,785
Stockholders' equity                 76,161      60,611      41,324      17,428      19,131



(1) Prior to July 1, 1995, the Company recorded shipments delivered directly to the customer from certain suppliers as contributed margin (net reduction of cost of goods sold). Beginning on July 1, 1995, the Company began to record these shipments as net sales resulting in an increase in net sales of $2,979 for the fiscal year ended June 30, 1996.

(2) Unaudited pro forma net income reflects the elimination of interest expense resulting from the application of net proceeds from the Initial Public Offering as discussed in Note 2 to the Financial Statements, and the elimination of corporate charge, as discussed in Note 10 to the Financial Statements, net of additional costs incurred as a public company.

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

(4) Pursuant to certain Securities and Exchange Commission rules, the Company's historic financial statements for periods prior to the Initial Public Offering have been adjusted to reflect the push-down of certain bank indebtedness from Waxman USA that was secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of the Company, WOC and Waxman Consumer Products Group Inc. ("Consumer Products"), a wholly owned indirect subsidiary of Waxman Industries. The push-down bank debt was retired upon the consummation of the Initial Public Offering and the application of the net proceeds therefrom as described in Note 2 to the Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

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

         The financial statements have been adjusted to reflect push-down adjustments from Waxman USA. See Note 5 to the Financial Statements for a further discussion of the push-down adjustments. The push-down bank indebtedness consisted of $4.9 million for the year ended June 30, 1995, and creates the appearance of greater indebtedness than was actually borrowed directly by the Company. Related interest expense and debt issue costs have also been pushed down having the effect of creating higher interest expense than was actually paid by the Company during those periods. Interest expense, including amortization of debt issue costs, totaled $0.2 million, $0.1 million and $1.9 million for the years ended June 30, 1998, 1997 and 1996, respectively.

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

                                                                      Percentage of
                                                                        Net Sales
                                                               Fiscal years ended June 30,

                                                      1998                  1997                 1996
                                                      ----                  ----                 ----
Net sales                                            100.0%                100.0%               100.0%
Cost of sales                                         66.2                  65.8                 66.5
                                                     ------                ------               -----
   Gross Profit                                       33.8                  34.2                 33.5

Selling, general and
  administrative expense                              22.1                  21.9                 21.1

Corporate Charge                                       --                    --                   1.1
                                                      ----                  ----                 ----

   Operating income                                   11.7                  12.3                 11.3
Interest expense                                       0.1                   0.1                  1.5
                                                     -----                  -----                ----

Income before income
  taxes and extraordinary item                        11.6                  12.2                  9.8
Provision for income taxes                             4.4                   4.7                  3.6
                                                     -----                  -----                ----

Income before extraordinary
  item                                                 7.2                   7.5                  6.2
Extraordinary item - net of
 income tax                                            --                    --                   0.6
                                                      ----                  ----                 ----
Net Income                                             7.2%                  7.5%                 5.6%
                                                     ======                ======                =====



FISCAL 1998 VERSUS FISCAL 1997

  NET SALES

    The Company's net sales for fiscal 1998 totaled $199.6 million compared with $160.1 million in fiscal 1997, an increase of 24.7%. Approximately 73.2% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 7 telesalespersons compared to the prior year. The remainder of the net sales increase was attributable to the outside sales force, the Company's export division and the acquisition of LeRan Gas Products. Contributing to the overall increase in net sales was a net increase of 1,680 in the total number of products offered by the Company over the past twelve months which contributed approximately $15.6 million to the net sales increase during the year. Additionally, as a result of an expanded promotional flyer campaign, the number of active customers increased to 65,000 from 51,000 in the prior year, and these new customers contributed approximately $19.8 million to the net sales increase during the year.

    As noted above, contributing to the Company's net sales increase was a 51.3% increase in export sales, representing a net sales increase of approximately $4.2 million for the year. This increase in international sales, which currently represents approximately 6.2% of net sales, was primarily attributable to the Company's establishment of a small, dedicated international telesales staff in the prior year to complement the Company's international promotional flyer mailings. Also, the Company opened its first off-shore distribution center in Puerto Rico in October 1997 which significantly contributed to the export sales increase in fiscal 1998. Puerto Rico represented the Company's 31st distribution center; the Company opened its 30th Distribution center in Milwaukee, Wisconsin in July, 1997 and its 32nd distribution center in Nashville, Tennessee in December, 1997. These three new distribution centers averaged a 48.8% sales increase over the base business transferred to them.

 GROSS PROFIT

    Gross profit increased 23.3% to $67.4 million in fiscal 1998 from $54.7 million in fiscal 1997. Gross profit margins decreased to 33.8% in fiscal 1998 from 34.2% in fiscal 1997 primarily as a result of the acquisition of LeRan Gas Products, whose historical margins have been lower due to product mix.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative ("SG&A") expenses increased by $9.0 million, or 25.6%, to $44.1 million for fiscal 1998 from $35.1 million for fiscal 1997. The increase was primarily due to the increased sales volume which required additional staffing and support. Increased promotional flyer mailings during the year, as well as increased freight and delivery costs associated with the United Parcel Service strike in the first quarter of the fiscal year, also played contributing roles to the overall expense increase. Occupancy costs associated with the expansion of several distribution centers in the prior year combined with occupancy costs and start up costs related to the three new distribution centers this fiscal year are also primary reasons for the increased expense level. SG&A expenses represented 22.1% of net sales in fiscal 1998 compared to 21.9% of net sales in fiscal 1997.

  CORPORATE CHARGE

    Corporate charges were allocations of expenses to the Company by the Company's former parent to support its corporate activities. These allocations are no longer charged to the Company. As of March 31, 1996, Waxman USA and the Company entered into the New Intercorporate Agreement for services pursuant to which charges allocated to the Company only include those expenses incurred by Waxman Industries with respect to the Company. These expenses are included as a component of SG&A expenses and are not material. See Note 10 to the Financial Statements.

  PROVISION FOR INCOME TAXES

    The provision for income taxes increased $1.4 million or 18.8% to $8.9 million for fiscal 1998 from $7.5 million for fiscal 1997. The provision for income taxes as a percentage of income before provision for income taxes represents approximately 38.5% for fiscal 1998 and fiscal 1997.

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

  PROVISION FOR INCOME TAXES

    The provision for income taxes increased $2.9 million or 62.8% to $7.5 million for fiscal 1997 from $4.6 million for fiscal 1996. The provision for income taxes as a percentage of income before provision for income taxes represents approximately 38.5% for fiscal 1997 and approximately 37.0% for fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


         At June 30, 1998, the Company had working capital of $52.4 million and a current ratio of 3.7 to 1.

         Net cash provided by operating activities totaled $7.6 million for the year ended June 30, 1998 compared to $1.8 million for the year ended June 30, 1997.

         Net cash used in investing activities totaled $13.0 million for the year ended June 30, 1998 compared to $6.3 million for the year ended June 30, 1997. These investments related primarily to capital expenditures for the construction of a 38,000 square foot telesales center, improved management information systems and expansion and/or relocation of several of the Company's distribution centers to accommodate new product offerings.

         Net cash provided by financing activities was $1.4 million for the year ended June 30, 1998 compared to $7.3 million for the year ended June 30, 1997. Net cash provided by financing activities in fiscal 1997 represents cash received in connection with the secondary stock offering on April 18, 1997.

         In connection with the Initial Public Offering, the Company entered into a revolving credit agreement with First Union National Bank of Florida for an unsecured three-year credit facility providing for borrowings of up to $15.0 million including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The credit facility provides funds for working capital and general corporate purposes. At June 30, 1998, there were $714 of borrowings under the credit agreement and there were $3.4 million of letters of credit outstanding. The credit facility contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The credit facility also restricts the amount of dividends payable by the Company. The Company was in compliance with all covenants at June 30, 1998. This credit agreement expires in April 1999 and management expects the agreement to be renewed.

         Generally, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the credit facility discussed above, will be sufficient to fund the Company's current and foreseeable operational needs and growth strategy. The Company has budgeted capital expenditures in fiscal 1999 of approximately $8.0 million, which the Company expects to fund out of cash flow from operations. These capital expenditures are primarily for (i) expansion and reprofiling of several of the Company's existing distribution centers and (ii) enhancements to management information systems.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 1998 and such information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The following financial statements and schedules of the Company are included as Part II, Item 8 of this Form 10-K:


-----------------------------------------------------------------------------------
(1)      Financial Statements                                            Page
         --------------------                                            ----
-----------------------------------------------------------------------------------
     Report of Independent Certified                                      F-1
     Public Accountants
-----------------------------------------------------------------------------------
     Balance Sheets - June 30, 1998 and                               F-2 to F-3
     June 30, 1997
-----------------------------------------------------------------------------------
     Statements of Income for the years                                   F-4
     ended June 30, 1998, 1997 and 1996
-----------------------------------------------------------------------------------
     Statements of Stockholders' Equity
     for the years ended June 30, 1998,
     1997 and 1996                                                        F-5
-----------------------------------------------------------------------------------
     Statements of Cash Flows for the
     years ended June 30, 1998, 1997 and
     1996                                                                 F-6
-----------------------------------------------------------------------------------
     Notes to Financial Statements                                    F-7 to F-14
-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
(2)      Supplementary Financial                                          F-15
         -----------------------
         Information
         -----------
-----------------------------------------------------------------------------------

(b) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves for each of the three years ended June 30, 1998.

(c)      Exhibits:

Exhibit
Number                                      Exhibits
------                                      --------
3.1(1)                     Certificate of Incorporation of Barnett Inc.
3.2(2)                     Amended and Restated Certificate of Incorporation of Barnett Inc.
3.3(1)                     (Reserved)
3.4(3)                     Amended and Restated By-Laws of Barnett Inc.
10.1(1)                    Tax sharing agreement dated May 20, 1994 among Barnett Inc., Waxman USA Inc.,
                           Waxman Industries, Inc., each member of the Waxman Group (as defined therein) and each member of the Waxman USA Group (as defined therein).
10.2                       [Reserved]
10.3(4)                    Intercorporate Agreement dated March 28, 1996 among
                           Barnett Inc., Waxman Industries Inc., Waxman Consumer
                           Products Group Inc., WOC Inc. and TWI, International,
                           Inc.
10.4(4)                    Registration Rights Agreement dated March 28, 1996 by and between Barnett
                           Inc. and Waxman Industries, Inc.
10.5(1)                    Trademark License Agreement dated May 20, 1994 by and between Barnett Inc.
                           and Waxman Consumer Products Group Inc.
10.6(1)                    (Reserved)
*10.7(3)                   Amended and Restated Employment Agreement dated March 8, 1996 between
                           Barnett Inc. and William R. Pray.
*10.8(2)                   Omnibus Incentive Plan of Barnett Inc.
*10.9(2)                   Stock Purchase Plan of Barnett Inc.
10.10(4)                   Revolving Credit Agreement dated April 3, 1996 between Barnett Inc. and
                           First Union National Bank of Florida.
*10.11(5)                  1996 Stock Option Plan for Non-Employee Directors of Barnett Inc.
10.12(4)                   Standstill Agreement dated March 28, 1996, between Waxman Industries, Inc., and Barnett Inc.
*10.13(6)                  Barnett Inc. Profit Sharing and 401(K) Retirement Plan.
23.1                       Consent of Arthur Andersen LLP
27.1                       Financial Data Schedule

1 Incorporated by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-1 (the "Registration Statement"), Registration No. 333- 829, filed with Securities and Exchange Commission (the "SEC") on February 1, 1996.
2 Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to the Company's Registration Statement, Registration No. 333-829, filed with SEC on March 5, 1996.
3 Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to the Company's Registration Statement, Registration No. 333-829, filed with the SEC on March 25, 1996.

4 Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.
5 Incorporated by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-1, Registration No. 333-22453, filed with the SEC on February 27, 1997.
6 Incorporated by reference to Exhibit 4.1 contained in the Company's Registration Statement on Form S-8, Registration No. 333-30485, filed with the SEC on June 30, 1997.

*        Management contract or compensatory plan or arrangement.

(d)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BARNETT INC.


                                          By  /s/ WILLIAM R. PRAY
                                             -----------------------------------

                                                  William R. Pray
Dated:  September 24, 1998                President and Chief Executive Officer

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


                 NAME                                            TITLE                                       DATE
                 ----                                            -----                                       ----
 /s/    WILLIAM  R.  PRAY              President, Chief Executive Officer and Director            September 24, 1998
--------------------------------               (Principal Executive Officer)
        William R. Pray

/s/    ANDREA M.  LUIGA                Vice President - Finance and Chief Financial               September 24, 1998
--------------------------------                Officer (Principal Financial and Accounting
       Andrea M. Luiga                          Officer)

/s/    MELVIN WAXMAN                   Chairman of the Board and Director                         September 24, 1998
--------------------------------
       Melvin Waxman

/s/    ARMOND WAXMAN                   Vice-Chairman of the Board and Director                    September 24, 1998
--------------------------------
       Armond Waxman

/s/    SHELDON ADELMAN                 Director                                                   September 24, 1998
--------------------------------
       Sheldon Adelman


 /s/   MORRY WEISS                     Director                                                   September 24, 1998
--------------------------------
       Morry Weiss

                                  BARNETT INC.

            VALUATION AND QUALIFYING ACCOUNT AND RESERVES (RESTATED)
                                   SCHEDULE II
                                 (IN THOUSANDS)





                                                                                    Additions
                                                        Additions                  Charged to     Balance
                                        Balance at      Charged to                    Other       at End of
                                       Beginning of     Costs and    Deductions      Accounts      Period
                                          Period         Expenses       (A)            (B)

Allowance for Doubtful Accounts:
   Fiscal Year Ended June 30, 1998        $  864           616          (668)           419        $1,231
   Fiscal Year Ended June 30, 1997        $  722           621          (479)             0        $  864
   Fiscal Year Ended June 30, 1996        $1,121           375          (774)             0        $  722



(A) Uncollectible accounts written off, net of recoveries

(B) Allowance for doubtful accounts resulting from the acquisition of LeRan Gas Products in fiscal 1998.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Barnett Inc.:

         We have audited the accompanying balance sheets of Barnett Inc. (a Delaware corporation), as of June 30, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Jacksonville, Florida
August 14, 1998.

                                  BARNETT INC.

                                 BALANCE SHEETS

                             JUNE 30, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS



                                                                                       June 30,
                                                                                       --------
                                                                               1998               1997
                                                                               ----               ----


Current Assets:
   Cash                                                                         $450             $4,429
   Accounts receivable, net                                                   28,866             21,734
   Inventories                                                                40,599             33,772
   Prepaid expenses                                                            2,139              1,336
                                                                              ------             ------
         Total current assets                                                 72,054             61,271
                                                                              ------             ------
Property and Equipment:
   Machinery and equipment                                                    15,252             11,222
   Furniture and fixtures                                                      3,378              2,450
   Leasehold improvements                                                      6,620              4,961
   Building and improvements                                                   3,668                  0
   Construction in progress                                                        0                444
                                                                             -------             ------
                                                                              28,918             19,077
Less accumulated depreciation
   and amortization                                                         (11,876)             (8,692)
                                                                            --------            -------
                                                                              17,042             10,385
                                                                             -------            -------
Cost of Business in Excess of Net
   Assets Acquired, net                                                        4,815              3,452
Deferred Tax Assets, net                                                         716                351
Other Assets                                                                   1,157              1,556
                                                                               -----            -------
                                                                             $95,784            $77,015
                                                                             =======            =======



              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                  BARNETT INC.

                                 BALANCE SHEETS

                             JUNE 30, 1998 AND 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                     June 30,
                                                                                     --------
                                                                               1998              1997
                                                                               ----              ----


Current Liabilities:
   Accounts payable                                                          $16,247            $13,557
   Accrued liabilities                                                         2,297              2,366
   Accrued income taxes                                                          365                481
   Short - term debt                                                             714                  0
                                                                             -------            -------
         Total current liabilities                                            19,623             16,404
                                                                             -------            -------

Commitments and Contingencies (Notes 7,8,9,10
and 11)

Stockholders' Equity:
   Serial preferred stock, $ 0.10 par value,
      10,000 shares authorized, 0 shares
      issued and outstanding at June 30, 1998
      and 1997                                                                    --                 --
   Common stock, $ 0.01 par value,
     40,000 shares authorized, 16,194 and
     16,142 issued and outstanding at
     June 30, 1998 and 1997, respectively                                        161                160
   Paid-in capital                                                            47,743             46,471
   Retained earnings                                                          28,257             13,980
                                                                             -------            -------
                                                                              76,161             60,611
                                                                             -------            -------
                                                                             $95,784            $77,015
                                                                             =======            =======








              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                  BARNETT INC.

                              STATEMENTS OF INCOME

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)








                                                  1998              1997             1996
                                                  ----              ----             ----
Net sales                                       $ 199,578        $ 160,068        $ 127,395
Cost of sales                                     132,135          105,376           84,748
                                                ---------        ---------        ---------
   Gross profit                                    67,443           54,692           42,647
Selling, general and administrative
  expenses                                         44,061           35,068           26,877
Corporate charge                                       --               --            1,342
                                                ---------        ---------        ---------
Operating income                                   23,382           19,624           14,428
Interest expense, net                                 157               59            1,921
                                                ---------        ---------        ---------
   Income before provision for
     income taxes and extraordinary item           23,225           19,565           12,507
Provision for income taxes                          8,948            7,530            4,625
                                                ---------        ---------        ---------
   Income before extraordinary item                14,277           12,035            7,882
Extraordinary item - loss on early
retirement of debt (net of income tax
benefit of $ 426)                                      --               --              724
                                                ---------        ---------        ---------
Net income                                      $  14,277        $  12,035        $   7,158
                                                =========        =========        =========

Earnings per common share:
Basic:
   Before extraordinary item                    $    0.88        $    0.76        $    0.61
   Extraordinary item                                  --               --            (0.06)
                                                ---------        ---------        ---------
Total                                           $    0.88        $    0.76        $    0.55
                                                =========        =========        =========

Diluted:
   Before extraordinary item                    $    0.87        $    0.75        $    0.61
   Extraordinary item                                  --               --            (0.06)
                                                ---------        ---------        ---------
Total                                           $    0.87        $    0.75        $    0.55
                                                =========        =========        =========

Weighted average shares used:
Basic                                              16,179           15,785           12,849
Diluted                                            16,341           15,987           12,901

Pro forma adjustments for Initial

Public Offering (Unaudited):
Income before income taxes
                                                                                  $  12,507
and extraordinary charge
Add: Corporate charge                                                                 1,342
     Interest expense                                                                 1,921
Less: Public company costs                                                              150
                                                                                  ---------
Pro forma pretax income                                                              15,620
Income taxes                                                                          5,779
                                                                                  ---------
Pro forma net income                                                              $   9,841
                                                                                  =========
Pro forma diluted earnings per share
(before extraordinary item)                                                       $    0.62
Assumed shares outstanding                                                           15,876


              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                                  BARNETT INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                                                                    TOTAL
                                     SERIAL                                                    ADVANCES TO         STOCK-
                                    PREFERRED        COMMON       PAID-IN        RETAINED        WAXMAN           HOLDERS'
                                      STOCK          STOCK        CAPITAL        EARNINGS      INDUSTRIES          EQUITY
                                      -----          -----        -------        --------      ----------          ------
Balance, June 30, 1995                   $259           $93         $8,068        $20,054        $ (11,046)        $17,428
Net income                                                                          7,158                            7,158
Capital contribution from
   Waxman Industries, net                                                           3,572                            3,572
Dividend to Waxman USA                                                            (22,000)                         (22,000)
Net advances to Waxman
   Industries                                                                                      (12,587)        (12,587)
Elimination of advances to
   Waxman Industries                                               (16,794)        (6,839)          23,633             ---
Net proceeds from issuance
   of common stock                                       37         47,716                                          47,753
Conversion of 1,320 shares
   of preferred stock to
   common stock                         (132)            13            119                                             ---
                                     --------         -----         ------         ------           ------          ------
Balance June 30, 1996                     127           143         39,109          1,945              ---          41,324
Net income                                                                         12,035                           12,035
Net proceeds from issuance
   of common stock                                        4          6,649                                           6,653
Conversion of 1,271 shares
   of preferred stock to
   common stock                         (127)            13            114                                             ---
Common stock issued for:
   Exercise of options                                                 184                                             184
   Employee stock plans                                                415                                             415
                                       ------        ------         ------         ------           ------          ------
Balance June 30, 1997                       0           160         46,471         13,980              ---          60,611
Net income                                                                         14,277                           14,277
Common stock issued for:
   Acquisition of LeRan Gas                                            600                                             600
   Products
   Exercise of options                                    1            415                                             416
   Employee stock plans                                                195                                             195
Tax benefits related to
   stock option plans                                                   62                                              62
                                     --------       -------        -------       --------         --------         -------
Balance June 30, 1998                      $0          $161        $47,743        $28,257              ---         $76,161
                                     ========       =======        =======       ========         ========         =======




              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                                  BARNETT INC.

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                           1998              1997              1996
                                                                           ----              ----              ----

CASH PROVIDED BY ( USED FOR )
OPERATING:
   Net income                                                           $  14,277         $  12,035         $   7,158
   Adjustments to reconcile net income
    to net cash provided by operations:
       Depreciation and amortization                                        3,813             2,406             2,053
       Extraordinary charge                                                    --                --             1,150
       Deferred taxes                                                        (365)              149              (500)
   Changes in assets and liabilities
    (net of business acquired):
       Accounts receivable, net                                            (6,186)           (4,157)           (3,096)
       Inventories                                                         (4,840)           (6,410)           (2,847)
       Prepaid expenses                                                      (753)             (262)

                                                                                                                  (69)
       Other assets                                                          (295)           (1,373)              (15)
       Accounts payable                                                     2,258              (574)            3,366
       Accrued liabilities                                                   (292)                2             1,625
                                                                        ---------         ---------         ---------

        Net cash provided by operations                                     7,617             1,816             8,825
                                                                        ---------         ---------         ---------

INVESTING:
    Capital expenditures, net                                              (9,783)           (6,346)           (2,011)
    Acquisition of LeRan Gas Products                                      (3,200)               --                --
                                                                        ---------         ---------         ---------

         Net cash used for investments                                    (12,983)           (6,346)           (2,011)
                                                                        ---------         ---------         ---------

FINANCING:
    Net proceeds from issuance of Common Stock                                673             7,252            47,753
    Borrowings under credit agreement                                      39,414            30,592            97,682
    Payments under credit agreement                                       (38,700)          (30,592)         (115,808)
    Push-down debt                                                             --                --            (4,874)
    Advances from Waxman Industries                                            --                --           (12,587)
    Capital contribution from Waxman Industries                                --                --             3,572
    Dividend to Waxman Industries                                              --                --           (22,000)
                                                                        ---------         ---------         ---------

          Net cash provided by (used for)
             financing                                                      1,387             7,252            (6,262)
                                                                        ---------         ---------         ---------

Net (decrease) increase in cash                                            (3,979)            2,722               552
Balance, beginning of period                                                4,429             1,707             1,155
                                                                        ---------         ---------         ---------
Balance, end of period                                                  $     450         $   4,429         $   1,707
                                                                        =========         =========         =========







              The accompanying notes to financial statements are an
                  integral part of these financial statements.

                                  BARNETT INC.

                          NOTES TO FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS
         ----------------------------------------------------------------------

         A.  Business

         Barnett Inc.(the "Company"), a Delaware corporation, operates in a single business segment -- the distribution of plumbing, electrical and hardware products, utilizing mail order catalogs and a telesales program.

         B.  Accounts Receivable

         Accounts receivable are presented net of allowances for doubtful accounts of $1,231 and $864 for June 30, 1998 and 1997, respectively. Bad debt expense totaled $616 in fiscal 1998, $621 in fiscal 1997 and $375 in fiscal 1996.

         C.  Inventories

         At June 30, 1998 and 1997, inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess and/or slow-moving inventories.

         D.  Property and Equipment

         Property and equipment are stated at cost. For financial reporting purposes, machinery and equipment and furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are amortized over the life of the improvement or remaining period of the lease, whichever is shorter. Building and improvements are depreciated on a straight-line basis over their estimated useful life of 39 years. Expenditures for maintenance and repairs are charged against income as incurred. Betterments which increase the value or materially extend the life of the assets are capitalized and amortized over the period which the life is extended. For income tax purposes, accelerated methods are used. Depreciation expense totaled $3,183 in fiscal 1998, $2,278 in fiscal 1997 and $1,726 in fiscal 1996.

         E.  Cost of Business in Excess of Net Assets Acquired

         Cost of business in excess of net assets acquired is being amortized over 40 years, using the straight-line method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and future undiscounted operating cash flows, and believes that the asset is realizable and the amortization period is appropriate. Goodwill amortization expense totaled $173 in fiscal 1998, and $128 for each of fiscal 1997 and fiscal 1996. The accumulated amortization of goodwill at June 30, 1998 and 1997 was $1,713 and $1,540, respectively.

         F.  Deferred Advertising

         Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense in the periods in which the related sales occur. Total advertising expenses were $2,313, $1,214 and $1,410 in fiscal years 1998, 1997 and 1996, respectively.

         G. Revenue Recognition

         The Company records sales as orders are shipped to or picked up by the customer.

         H.  Earnings Per Share

         In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 128 "Earnings Per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 in its quarterly reports as of the quarter ended December 31, 1997. Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The weighted average common shares outstanding used in the computation of basic earnings per share were
         16.2 million, 15.8 million, and 12.8 million in 1998, 1997 and 1996, respectively. The weighted average common and common equivalent diluted shares outstanding used in the computation of diluted earnings per share were 16.3 million, 16.0 million, and 12.9 million in 1998, 1997 and 1996, respectively. The difference between diluted and basic shares outstanding are common stock equivalents from stock options outstanding in the years ended June 30, 1998, 1997, and 1996. The earnings per share calculations for fiscal 1997 and 1996 additionally assume the conversion of outstanding convertible preferred stock.

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

2.       SALE OF COMMON STOCK
         --------------------

         On April 3, 1996, the Company consummated the Initial Public Offering whereby approximately 7,207 shares, representing approximately 55.1% of the Company's common stock, were sold by the Company and its former parent, Waxman USA Inc. ("Waxman"), at an initial public offering price of $14.00 per share. The Company sold 3,760 shares resulting in net proceeds to the Company of approximately $47.7 million. The Company used approximately $23.0 million to repay all of the outstanding indebtedness borrowed by it under a secured credit facility, $22.0 million to pay a dividend to Waxman and the remaining $2.7 million was used for working capital. The proceeds from the sale of approximately 3,447 shares of Common Stock by Waxman were not received by the Company. As a result of Waxman's conversion of non-voting preferred stock of the Company, Waxman owned 49.9% of the Company's common stock and approximately a 54.0% economic interest in the Company as of June 30, 1996.

         In April 1997, the Company consummated a secondary public offering pursuant to which 425 and 1,300 shares were sold by the Company and Waxman, respectively, resulting in net proceeds of approximately $6.7 million to the Company. The Company used approximately $3.1 million to repay borrowings under its credit facility and the remainder for working capital. Subsequent to the secondary public offering, Waxman converted the remainder of the convertible non-voting preferred stock of the Company to common stock. As a result of the secondary offering and the subsequent conversion of preferred stock, Waxman owned 44.5% of the Company's common stock as of June 30, 1997 and 44.4% as of June 30, 1998.

3.       EXTRAORDINARY ITEM
         ------------------

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

         The components of the provision for income taxes, calculated on a stand-alone basis for the periods prior to the initial public offering, are as follows:

                                             FISCAL YEAR ENDED JUNE 30,
                                             --------------------------

                                    1998                1997               1996
                                    ----                ----               ----
     Current:
     U.S. Federal                  $8,095              $6,697            $3,952
     State                          1,218                 684               658
                                    -----               -----             -----
                                    9,313               7,381             4,610
     Deferred                        (365)                149                15
                                    -----                ----             -----
                                   $8,948              $7,530            $4,625
                                   ======              ======            ======


         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities are as follows:


                                                             JUNE 30,
                                                             --------

                                                       1998             1997
                                                       ----             ----
     Inventories                                       $781              $590
     Accounts receivable                                539               446
     Accrued benefits                                   176               129
     Other                                              214               132
                                                      -----             -----
     Deferred tax assets                              1,710             1,297
     Property                                          (628)             (403)
     Deferred costs                                    (366)             (543)
                                                     ------            ------
                                                       $716              $351
                                                      =====             =====

         The following table reconciles the U.S. statutory rate applied to pretax income to the Company's provision for income taxes:

                                                            FISCAL YEAR ENDED JUNE 30,
                                                            --------------------------

                                                       1998             1997            1996
                                                       ----             ----            ----
     U.S. Statutory rate applied
       to pretax income                               $8,129           $6,848          $4,252
     State taxes, net                                    792              650             434
     Goodwill amortization                                49               44              45
     Other                                               (22)             (12)           (106)
                                                     -------          -------         --------
     Provision for income taxes                       $8,948           $7,530          $4,625
                                                      ======          =======         =======

         All deferred tax accounts are considered to be realizable due to assumed future taxable income; thus, no valuation allowance has been recorded against the deferred tax assets.

         The Company made federal income tax payments of $7,876, $7,250 and $0 in fiscal 1998, 1997 and 1996, respectively, and state income tax payments of $1,496, $719 and $372 in fiscal 1998, 1997 and 1996, respectively.

5.       SHORT TERM DEBT
         ---------------

         In April 1996, the Company entered into a revolving credit agreement with First Union National Bank of Florida ("First Union") for an unsecured three-year credit facility providing borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million. Borrowings under this facility bear interest, at the Company's option, at the prime rate minus 75 basis points or LIBOR plus 100 basis points. The Company is required to pay a commitment fee of 0.1% per annum on the unused commitment. The credit agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The Company was in compliance with all covenants at June 30, 1998. At June 30, 1998, there were $714 of borrowings under the credit agreement and there were $3.4 million of letters of credit outstanding. This credit agreement expires in April 1999 and management expects the agreement to be renewed.

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

         The Company made interest payments of $164 in fiscal 1998, $116 in fiscal 1997 and $1,525 in fiscal 1996.

6.       STOCKHOLDERS' EQUITY
         --------------------

         In connection with the Initial Public Offering, as explained in Note 2, the Company (i) filed an Amended and Restated Certificate of Incorporation which increased the authorized number of shares of common stock to 40,000, (ii)effected a 238,180 for 1 stock split and (iii) authorized 10,000 shares of preferred stock and issued to Waxman 2,591 shares of Series A Preferred Stock in exchange for 2,591 shares of common stock held by Waxman. These changes have been retroactively reflected in the accompanying financial statements. Additionally, the Company declared a dividend to Waxman evidenced by a $22.0 million note payable to Waxman, which was paid with a portion of the proceeds of the Initial Public Offering.

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

         In April 1997, the Company consummated a secondary public offering pursuant to which 425 and 1,300 shares were sold by the Company and Waxman, respectively. Subsequent to the secondary public offering, Waxman converted the remaining 1,271 shares of the Company's Series A Preferred Stock into a like number of shares of common stock. As a result of the secondary offering and the subsequent conversion of the preferred stock, Waxman owned 44.4% and 44.5% of the Company's common stock as of June 30, 1998 and 1997, respectively.

7.       LEASE COMMITMENTS
         -----------------

         The Company leases its distribution centers and office facilities as well as certain equipment under operating lease agreements, which expire at various dates through 2007 with, in some cases, options to extend the terms of the leases.

         Future minimum payments, by year and in the aggregate, consist of the following at June 30, 1998:

         1999                                        $3,115
         2000                                         2,803
         2001                                         2,518
         2002                                         2,223
         2003                                         1,484
         Thereafter                                   2,188
                                                      -----
         Total future minimum lease payments        $14,331
                                                    =======

         Total rent expense charged to operations was $3,458 in fiscal 1998, $2,503 in fiscal 1997 and $2,217 in fiscal 1996.

8.       BENEFIT PLANS
         -------------

         During fiscal 1997, the Company established a 401(k) retirement plan for employees. Prior to the establishment of the Company's 401(k) plan, the Company participated in the Waxman Industries profit sharing and 401(k) plan ("Waxman Plan"). Employees are able to contribute up to 15% of pretax compensation and control the investment options for their entire account. Employees vest in Company contributions ratably over 5 years of service.

         Company contributions to the 401(k) plan are discretionary and may be changed each year as determined by the Board of Directors. In fiscal 1998 and 1997, the Company contributed $209 and $110, respectively, in matching contributions to the Company's 401(k) plan. In fiscal 1996 there were no contributions made to the Waxman Plan. The Board of Directors has approved a 50% match of up to 4% of employee contributions for fiscal 1999.

         The Company offers no other post-retirement or post-employment benefits to its employees.

9.       EMPLOYEE STOCK PLANS
         --------------------

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

         In fiscal 1998 and 1997, the Company granted options to employees which vest over four years and are exercisable for a ten year period. In fiscal 1996, 507.5 options were granted and none were exercisable, expired or canceled as of June 30, 1996. All outstanding options are non-qualified. The exercise price of all outstanding options at June 30, 1998 range from $ 14.00 to $ 27.25 per share.

                                                  1998                          1997
                                                  ----                          ----
                                                       Weighted                       Weighted
                                           Shares       Average         Shares         Average
                                          (000's)    Exercise Price      (000's)    Exercise Price
                                          -------    --------------      -------    --------------
Outstanding at beginning
of year                                    780.0        $16.91           507.5         $14.04
Granted                                    215.0        $21.80           303.5         $21.43
Exercised                                   26.2        $14.00            13.0         $14.04
Canceled / Expired                          31.4        $19.63            18.0         $14.04
Outstanding at end of                      937.4        $18.02           780.0         $16.91
year


Exercisable at end of                      276.7        $15.97           109.9         $14.04
year


         During fiscal 1998, 1997 and fiscal 1996, the weighted average fair value of options granted was $9.51, $9.84 and $6.51, respectively.

         The information relating to the different ranges of exercise prices of stock options as of June 30, 1998 are as follows:


                    Options Outstanding                                               Options   Exercisable
                    -------------------                                               ---------------------

                                                    Weighted
                                                    Average            Weighted
                              Number of             Remaining          Average               Number of
Actual Range of               Options               Contractual        Exercise              Options            Weighted Average
Exercise Price                Outstanding           Life               Price                 Exercisable        Exercise Price
--------------                -----------           ----               -----                 -----------        --------------
$14.00 to $21.00                  714.9                8.0                $16.66               267.7                 $15.70
$21.00 to $27.75                  222.5                9.0                $22.36                 9.0                 $24.12
                                  -----                                                        ----
$14.00 to $27.75                  937.4                8.2                $18.02               276.7                 $15.97

         The Company has chosen to continue to account for its options under the provisions of Accounting Principles Board ("APB") Statement No. 25 "Accounting for Stock Issued to Employees"and thus has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans, as the exercise price of options granted were equal to the fair value at the date of grant. Had compensation cost for the options granted in fiscal 1998 and fiscal 1997 been determined based on fair value at the grant date for awards in fiscal 1998 and fiscal 1997, consistent with the fair value provisions of SFAS No. 123, the Company's net income per share would have been reduced to the pro forma amounts indicated below:


                                                  1998                      1997                  1996
                                                  ----                      ----                  ----
Net Income-as reported                           $14,277                   $12,035                $7,158
Net Income-pro forma                             $12,422                   $10,783                $6,981
Basic Net Income per
share- as reported                                 $0.88                     $0.76                 $0.55
Basic Net Income per
share- pro forma                                   $0.77                     $0.68                 $0.54
Diluted Net Income per
share-as reported                                  $0.87                     $0.75                 $0.55
Diluted Net Income per
share- pro forma                                   $0.76                     $0.67                 $0.54

         The assumptions regarding the stock options issued to executives in fiscal 1998 and fiscal 1997 are that the options vest equally over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. In fiscal 1998: dividend yield of 0.0%; expected volatility of 38.4%; risk free interest rate of 6.05%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years. In fiscal 1997: dividend yield of 0.0%; expected volatility of 42.0%; risk free interest rate of 6.31%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years. In fiscal 1996: dividend yield of 0.0%; expected volatility of 42.0%; risk free interest rate of 6.31%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years.

         The ESPP enables employees of the Company to subscribe for shares of common stock on annual offering dates at a purchase price which is 85% of the fair market value of the shares on the first day of the annual period. Employee contributions to the ESPP were $195 and $415 for fiscal 1998 and 1997, respectively. Pursuant to the ESPP, 11 and 35 shares were issued to employees during fiscal 1998 and 1997, respectively.

10.      RELATED PARTY TRANSACTIONS
         --------------------------

         The Company engages in business transactions with Waxman Industries and its subsidiaries. Products purchased for resale from Waxman Industries and its subsidiaries totaled $15,307 in fiscal 1998, $13,702 in fiscal 1997 and $12,183 in fiscal 1996. Sales to these entities totaled $517 in fiscal 1998, $140 in fiscal 1997 and $172 in fiscal 1996. The Company also entered into a five year rental agreement with Waxman Industries in fiscal 1998 for the leasing of a warehouse facility in the normal course of business. The Company prepaid all rent totaling $500.

         Management fees charged to the Company by Waxman Industries are included in "corporate charge" in the accompanying financial statements. Corporate charges are allocations of expenses to the Company that Waxman Industries incurs to support its corporate activities. These fees were eliminated in the fourth quarter of fiscal 1996.

         The Company and Waxman Industries provide to, and receive from each other certain selling, general and administrative services and reimburse each other for out-of-pocket disbursements related to those services. In connection with the Initial Public Offering, the Company and Waxman Industries, among others, entered into a New Intercorporate Agreement. Pursuant to the New Intercorporate Agreement, Waxman Industries provides certain managerial, administrative and financial services to the Company and the Company pays Waxman Industries the allocable cost of the salaries and expenses of Waxman Industries' employees while they are rendering such services. The Company also reimburses Waxman Industries for actual out-of-pocket disbursements to third parties by Waxman Industries required for the provision of such services by Waxman Industries. In addition to the services provided by Waxman Industries to the Company pursuant to the New Intercorporate Agreement, the Company also continues to provide certain services to the operating divisions of WOC Inc., including LeRan Gas Products (substantially all of the business of which was acquired by the Company effective July 1, 1997), and U.S. Lock. These services include the utilization of the Company's management information systems, financial accounting, order processing and billing and collection services. Waxman Industries pays to the Company the allocable cost of the salaries and expenses of the Company's employees while they are performing such services. Waxman Industries also reimburses the Company for all actual out-of-pocket disbursements to third parties by the Company required for the provision of such services. The net effect of these charges is not material. The arrangements provided in the New Intercorporate Agreement may be modified and additional arrangements may be entered into pursuant to a written agreement between the Company and Waxman Industries.

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

         The following is a reconciliation of the activity contributed to capital related to the push-down bank debt described in Note 5:

                                                          FISCAL YEAR ENDED JUNE 30
                                                      1998          1997         1996
                                                      ----------------------------------
         Push-down interest expense,
         including amortization of
          debt issue costs                          $ --           $ --        $   355
         Change in push-down bank debt                --             --          3,791
         Income taxes                                 --             --           (391)
         Change in push-down interest
          accrual                                     --             --             15
         Change in push-down of
         unamortized debt issue costs                 --             --           (198)
                                                    -------        -----        -------
         Capital contribution from
         Waxman Industries, net                     $ --           $ --        $ 3,572
                                                    ========      ========     ========

11.      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's financial position, liquidity or results of operations.

12.      ACQUISITION OF LERAN GAS PRODUCTS
         ---------------------------------

         On July 1, 1997, the Company acquired substantially all of the assets of LeRan Gas Products, an operating unit of Waxman Industries, accounted for using the purchase method of accounting. The acquisition price was $ 3.8 million, of which $ 3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 25 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements, however, the operations related to these assets have been included in the results of the Company since the date of acquisition.

                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Results of Operations:

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1998 and 1997 (in thousands, except per share amounts)



---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Diluted
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Earnings
---------------------------------------------------------------------------------------------------------------------------------
                                          Net                      Gross                    Net                           Per
---------------------------------------------------------------------------------------------------------------------------------
                                         Sales                    Profit                   Income                        share
                                         -----                    ------                   ------                        -----
---------------------------------------------------------------------------------------------------------------------------------
1998
---------------------------------------------------------------------------------------------------------------------------------
Fourth                                  $51,577                   $17,445                 $3,872                         $0.24
---------------------------------------------------------------------------------------------------------------------------------
Third                                    49,465                    16,618                  3,301                          0.20
---------------------------------------------------------------------------------------------------------------------------------
Second                                   51,767                    17,660                  3,821                          0.23
---------------------------------------------------------------------------------------------------------------------------------
First                                    46,769                    15,720                  3,283                          0.20
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
1997
---------------------------------------------------------------------------------------------------------------------------------
Fourth                                  $42,956                   $14,764                 $3,230                         $0.20
---------------------------------------------------------------------------------------------------------------------------------
Third                                    40,750                    13,938                  3,102                          0.20
---------------------------------------------------------------------------------------------------------------------------------
Second                                   39,871                    13,626                  3,006                          0.19
---------------------------------------------------------------------------------------------------------------------------------
First                                    36,491                    12,364                  2,697                          0.17
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------