Form 10-Q
period 1998-09-30
BARNETT INC
filed 1998-11-13
CIK 898172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998

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

                                    Yes X          No



16,211,891 shares of Common Stock, $.01 par value, were issued and outstanding as of October 31, 1998.

                                  BARNETT INC.

                               INDEX TO FORM 10-Q
                               ------------------
                                                                                   PAGE
                                                                                   ----

PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 1998 and June 30, 1998       3-4

         Condensed Statements of Income for the Three Months Ended September
         30, 1998 and 1997                                                           5

         Condensed Statements of Cash Flows for the Three Months Ended
         September 30, 1998 and 1997                                                 6

         Notes to Condensed Financial Statements                                   7-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                    8-10

PART II. OTHER INFORMATION
-------- -----------------

Item 6.  Exhibits and Reports on Form 8-K                                           10

SIGNATURES
----------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                      SEPTEMBER 30, 1998 AND JUNE 30, 1998
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                            SEPT. 30,           JUNE 30,
                                                               1998               1998
                                                               ----               ----
                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash                                                     $   2,158            $     450
  Accounts receivable, net                                    28,704               28,866
  Inventories                                                 44,897               40,599
  Prepaid expenses                                             2,527                2,139
                                                           ---------            ---------
              Total current assets                            78,286               72,054
                                                           ---------            ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                       6,813                6,620
  Furniture and fixtures                                       3,553                3,378
  Machinery and equipment                                     16,182               15,252
  Building and improvements                                    4,088                3,668
                                                           ---------            ---------
                                                              30,636               28,918
Less accumulated depreciation and amortization               (12,875)             (11,876)
                                                           ---------            ---------
Property and equipment, net                                   17,761               17,042

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET       4,774                4,815

DEFERRED TAX ASSETS, NET                                         716                  716

OTHER ASSETS                                                     726                1,157
                                                           ---------            ---------
                                                           $ 102,263            $  95,784
                                                           =========            =========










            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.



                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                      SEPTEMBER 30, 1998 AND JUNE 30, 1998
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                    SEPT.30,         JUNE 30,
                                                                                                      1998             1998
                                                                                                      ----             ----
                                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable                                                                                 $ 18,422         $ 16,247
  Accrued liabilities                                                                                 2,165            2,297
  Accrued income taxes                                                                                1,996              365
  Short-term debt                                                                                         0              714
                                                                                                   --------         --------
              Total current liabilities                                                              22,583           19,623
                                                                                                   --------         --------


STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding 16,212 shares
    at September 30, 1998 and 16,194 at June 30, 1998                                                   161              161
  Paid-in capital                                                                                    47,821           47,743
  Retained earnings                                                                                  31,698           28,257
                                                                                                   --------         --------

              Total stockholders' equity                                                             79,680           76,161
                                                                                                   --------         --------
                                                                                                   $102,263         $ 95,784
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



                                  BARNETT INC.
                                  ------------

                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------

                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     SEPTEMBER 30,
                                                                                 1998             1997
                                                                                 ----             ----

Net sales                                                                    $ 52,391            $ 46,769

Cost of sales                                                                  35,215              31,049
                                                                             --------            --------

  Gross profit                                                                 17,176              15,720

Selling, general and administrative expenses                                   11,578              10,394
                                                                             --------            --------

  Operating income                                                              5,598               5,326

Interest income (expense)                                                          (1)                 15
                                                                             --------            --------

  Income before income taxes                                                    5,597               5,341

Provision for income taxes                                                      2,156               2,058
                                                                             --------            --------

  Net income                                                                 $  3,441            $  3,283
                                                                             ========            ========


Earnings per share:
  Basic                                                                      $   0.21            $   0.20
  Diluted                                                                    $   0.21            $   0.20


Weighted average shares outstanding:
  Basic                                                                        16,212              16,171
  Diluted                                                                      16,274              16,361











            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.


                                  BARNETT INC.
                                  ------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)
                                   -----------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                ($ IN THOUSANDS)

                                                                                      SEPTEMBER 30,
                                                                                1998                1997
                                                                                ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                                 $ 3,441              $ 3,283
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                              1,040                  751
  Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable, net                              162               (1,124)
    (Increase) in inventories                                                 (4,298)              (3,357)
    (Increase) in prepaid expenses                                              (388)                (995)
    Changes in other assets                                                      431                   92
    Increase in accounts payable                                               2,175                2,460
    Increase in accrued liabilities                                            1,499                1,354
                                                                             -------              -------

              Net Cash Provided by Operating Activities                        4,062                2,464
                                                                             -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                                   (1,718)              (2,929)
  Acquisition of LeRan Gas Products                                             --                 (3,200)
                                                                             -------              -------

              Net Cash Used In Investing Activities                           (1,718)              (6,129)
                                                                             -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                           5,618                   89
  Repayments under credit agreements                                          (6,332)                 (89)
  Net proceeds from issuance of common stock                                      78                   86
                                                                             -------              -------

              Net Cash Provided by (Used In) Financing Activities               (636)                  86
                                                                             -------              -------

NET INCREASE (DECREASE) IN CASH                                                1,708               (3,579)

BALANCE, BEGINNING OF PERIOD                                                     450                4,429
                                                                             -------              -------

BALANCE, END OF PERIOD                                                       $ 2,158              $   850
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

                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the three months ended September 30, 1998 and 1997, the condensed balance sheet as of September 30, 1998 and the condensed statements of cash flows for the three months ended September 30, 1998 and 1997 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1998 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1998 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States and Puerto Rico. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores, maintenance managers and liquid propane gas dealers. The Company distributes its products to approximately 65,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the three months ended September 30, 1998 and 1997 included income taxes of $0.5 million for each period. Interest payments totaled $15,000 and $0 for the three months ended September 30, 1998 and 1997, respectively.

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

OVERVIEW
--------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 65,000 active customers throughout the United States and Puerto Rico. The Company offers approximately 11,300 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. The Company markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers and liquid propane gas ("LP GAS") dealers. The Company's staff of approximately 105 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 33 distribution centers strategically located in 33 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers.

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


RESULTS OF OPERATIONS
---------------------

               THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
               ---------------------------------------------------
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                      -------------------------------------

NET SALES
---------

Net sales increased $5.6 million, or 12.0%, to $52.4 million in the three months ended September 30, 1998 from $46.8 million in the corresponding prior year period. Approximately 79.6% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons. A significant portion of the revenue increases derived from the telesales group was in the direct sales sector of the business. Direct sales represent products that are shipped directly to the customer from the original equipment manufacturer. The Company vastly widened these "non-stock" product offerings in its September 1998 catalog. Direct sales grew at a rate of 88.3% over the prior year quarter, contributing approximately $1.2 million to the revenue increase for the quarter.

Also contributing to the overall increase in net sales was a net increase of 115 in the total number of products offered by the Company over the past twelve months. In the current three month period, 214 new products were introduced. Sales from new product introductions over the last twelve months contributed approximately $3.3 million to the net sales increase during the period. Additionally, as a result of the Company's promotional flyer campaign, active customers grew to 65,000 from 60,000 in the comparable prior year period and contributed approximately $2.4 million to the net sales increase during the three month period. Also, the Company opened its thirty-third distribution center in Birmingham, Alabama on September 1, 1998. The sales contribution from this new distribution center was not significant for the current three month period.

GROSS PROFIT
------------

Gross profit increased by 9.3% to $17.2 million in the three months ended September 30, 1998 from $15.7 million in the corresponding prior year period. Gross profit margin decreased to 32.8% for the three months ended September 30, 1998 from 33.6% for the same period last year, primarily as a result of competitive pricing pressures across some of the Company's imported product lines. Also, the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments, was a contributing factor to the gross profit margin erosion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 11.4% to $11.6 million for the three months ended September 30, 1998, from $10.4 million for the comparable prior year period. The increase is primarily due to occupancy and other expenses related to the opening of three new distribution centers in the prior year, and the opening of the Birmingham distribution center in September 1998. These expenses were partially offset by decreased promotional flyer mailings versus the same period a year ago and lower warehouse and delivery costs as a result of the increased direct sales activity.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.1 million or 4.8% to $2.2 million for the three months ended September 30, 1998 from $2.1 million for the three months ended September 30, 1997 primarily as a result of increased operating income.

YEAR 2000
---------

The Company has identified all computer-based systems and applications (including embedded systems) that are not Year 2000 ("Y2K") compliant and has determined what revisions, replacements or updates are needed to achieve compliance. Management believes that most of the systems are compliant currently and expects the remainder to be compliant by the end of fiscal 1999. Any costs associated with bringing the systems into compliance have been immaterial, as the Company has not incorporated material revisions or updates to the current systems to bring them into Y2K compliance. The Company has budgeted approximately $20,000 to bring the remainder of the systems into Y2K compliance.

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


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  (27) Financial Data Schedule


All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BARNETT INC.
                                              REGISTRANT



DATE: NOVEMBER 12, 1998                       By: /s/ Andrea Luiga
                                              Andrea Luiga
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)