Form 10-Q
period 1998-12-31
BARNETT INC
filed 1999-02-03
CIK 898172

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                 Yes X   No



16,211,891 shares of Common Stock, $.01 par value, were issued and outstanding as of January 31, 1999.

================================================================================

                                  BARNETT INC.

                               INDEX TO FORM 10-Q
                               ------------------

                                                                      Page
                                                                      ----

PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets as of December 31, 1998 and June 30, 1998                    3-4

              Condensed Statements of Income for the Six Months and Three Months Ended
              December 31, 1998 and 1997                                                              5

              Condensed Statements of Cash Flows for the Six Months Ended
              December 31, 1998 and 1997                                                              6

              Notes to Condensed Financial Statements                                               7-8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                8-12

PART II.      OTHER INFORMATION
--------      -----------------

Item 6. Exhibits and Reports on Form 8-K                                                             12

SIGNATURES                                                                                           13
----------

EXHIBIT INDEX                                                                                        14
-------------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                       DECEMBER 31, 1998 AND JUNE 30, 1998
                    ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,         JUNE 30,
                                                                      1998               1998
                                                                      ----               ----
                                                                   (UNAUDITED)

CURRENT ASSETS:
  Cash                                                            $     321           $     450
  Accounts receivable, net                                           33,341              28,866
  Inventories                                                        51,092              40,599
  Prepaid expenses                                                    2,906               2,139
                                                                  ---------           ---------
              Total current assets                                   87,660              72,054
                                                                  ---------           ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                              7,090               6,620
  Furniture and fixtures                                              3,943               3,378
  Machinery and equipment                                            17,781              15,252
  Building and improvements                                           4,079               3,668
                                                                  ---------           ---------
                                                                     32,893              28,918
Less accumulated depreciation and amortization                      (13,878)            (11,876)
                                                                  ---------           ---------
Property and equipment, net                                          19,015              17,042

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET              4,732               4,815

DEFERRED TAX ASSETS, NET                                                716                 716

OTHER ASSETS                                                          1,124               1,157
                                                                  ---------           ---------
                                                                  $ 113,247           $  95,784
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

                                  BARNETT INC.
                                  ------------

                            CONDENSED BALANCE SHEETS
                            ------------------------

                       DECEMBER 31, 1998 AND JUNE 30, 1998
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            DECEMBER 31,         JUNE 30,
                                                                1998               1998
                                                                ----               ----
                                                             (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                            $ 19,924          $ 16,247
  Accrued liabilities                                            2,577             2,297
  Accrued income taxes                                               0               365
  Short term debt                                                7,001               714
                                                              --------          --------
              Total current liabilities                         29,502            19,623
                                                              --------          --------


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    16,212 shares at December 31, 1998 and 16,194 at
    June 30, 1998                                                  162               161
  Paid-in capital                                               47,820            47,743
  Retained earnings                                             35,763            28,257
                                                              --------          --------

              Total stockholders' equity                        83,745            76,161
                                                              --------          --------
                                                              $113,247          $ 95,784
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

                                  BARNETT INC.
                                  ------------

                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------

                                   (UNAUDITED)
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                       DEC. 31                             DEC. 31
                                                       -------                             -------
                                                1998              1997              1998             1997
                                                ----              ----              ----             ----

Net sales                                     $110,511          $ 98,536          $ 58,120          $ 51,767

Cost of sales                                   74,057            65,156            38,842            34,107
                                              --------          --------          --------          --------

Gross profit                                    36,454            33,380            19,278            17,660

Selling, general and
administrative expenses                         24,178            21,817            12,600            11,423
                                              --------          --------          --------          --------

Operating income                                12,276            11,563             6,678             6,237
Interest expense, net                               66                 7                65                22
                                              --------          --------          --------          --------

Income before income taxes                      12,210            11,556             6,613             6,215

Provision for income taxes                       4,704             4,452             2,548             2,394
                                              --------          --------          --------          --------

Net income                                    $  7,506          $  7,104          $  4,065          $  3,821
                                              ========          ========          ========          ========


Basic earnings per share                      $   0.46          $   0.44          $   0.25          $   0.24
Diluted earnings per share                    $   0.46          $   0.43          $   0.25          $   0.23

Weighted average shares outstanding:
Basic                                           16,212            16,173            16,212            16,173
Diluted                                         16,223            16,334            16,216            16,315







            The accompanying Notes to Condensed Financial Statements
                    are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                ($ IN THOUSANDS)

                                                                                   DECEMBER 31,
                                                                              1998                1997
                                                                              ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                                $  7,506           $  7,104
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                              2,164              1,865
  Changes in assets and liabilities:
    (Increase) in accounts receivable, net                                    (4,475)            (5,607)
    (Increase) in inventories                                                (10,493)            (8,589)
    (Increase) in prepaid expenses                                              (767)            (1,023)
    Changes in other assets                                                      (47)              (374)
    Increase in accounts payable                                               3,677             10,307
    (Decrease) in accrued liabilities                                            (85)              (765)
                                                                            --------           --------

              Net Cash Provided by Operating Activities                       (2,520)             2,918
                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                                   (3,975)            (5,514)
  Acquisition of LeRan Gas Products                                              -               (3,200)
                                                                            --------           --------

              Net Cash Used in Investing Activities                           (3,975)            (8,714)
                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreement                                           23,778             12,985
  Repayments under credit agreement                                          (17,491)           (10,627)
  Net proceeds from issuance of common stock-stock options, grants                78                111
  Issuance of common stock                                                         1                  0
                                                                            --------           --------
              Net Cash Provided by Financing Activities                        6,366              2,469
                                                                            --------           --------

NET DECREASE IN CASH                                                            (129)            (3,327)

BALANCE, BEGINNING OF PERIOD                                                     450              4,429
                                                                            --------           --------

BALANCE, END OF PERIOD                                                      $    321           $  1,102
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

                                DECEMBER 31, 1998

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The condensed financial statements include the accounts of Barnett Inc. (the "Company"). The condensed statements of income for the six months and three months ended December 31, 1998 and 1997, the condensed balance sheet as of December 31, 1998 and the condensed statements of cash flows for the six months ended December 31, 1998 and 1997 have been prepared by the Company without audit, while the condensed balance sheet as of June 30, 1998 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1998 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States and Puerto Rico. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, independent hardware stores, maintenance managers and liquid propane gas dealers. The Company distributes its products to over 66,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the six months ended December 31, 1998 and 1997 included income taxes of $5.1 million and $5.0 million, respectively, and interest of $26,800 and $14,000, respectfully.

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

NOTE 6 - SUBSEQUENT EVENT
         ----------------

On December 14, 1998, the Company announced that it had entered into an agreement in principle to acquire certain of the assets and liabilities of the U.S. Lock division of WOC Inc., an indirect wholly owned subsidiary of Waxman Industries, Inc., for a cash price of $33.0 million and the assumption of liabilities estimated at approximately $2.0 million. On January 8, 1999, the U.S. Lock acquisition was completed, with an effective date of January 1, 1999. Waxman Industries, Inc. continues to own 44.4% of the Company. The $33.0 million cash portion of the purchase price was financed by a term loan provided by First Union National Bank.

U.S. Lock is a leading distributor of security hardware to locksmiths and other security hardware installers and has annual sales of approximately $27.0 million. The acquisition of U.S. Lock will be accounted for as a purchase and goodwill of approximately $22.0 million will be amortized over 40 years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "expect", "believe", "intend", "may", "should", "anticipate", and similar expressions are intended to identify forward looking statements. Such forward-looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations, and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

OVERVIEW
--------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to approximately 66,000 active customers throughout the United States and Puerto Rico. The Company offers approximately 11,300 name brand and private label products through its industry-recognized Barnett(R) catalogs and telesales operations. The Company markets its products through five distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers and liquid propane gas ("LP GAS") dealers. The Company's staff of approximately 123 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 33 distribution centers strategically located in 33 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 400 domestic and foreign suppliers.

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

RESULTS OF OPERATIONS
---------------------

                SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
                ------------------------------------------------
                       SIX MONTHS ENDED DECEMBER 31, 1997
                       ----------------------------------

NET SALES
---------

Net sales increased $12.0 million, or 12.2%, to $110.5 million in the six months ended December 31, 1998 from $98.5 million in the corresponding prior year period. Approximately 75.3% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of ten telesalespersons compared to the prior year period. A large portion of the revenue increases derived from the telesales group was in the direct sales sector of the business. Direct sales represent products that are shipped directly to the customer from the original equipment manufacturer. The Company vastly widened these "non-stock" product offerings in its September 1998 catalog. Direct sales grew at a rate of 68.4% over the prior year period, contributing approximately $2.1 million to the revenue increase for the period.

Also contributing to the overall increase in net sales was a net increase of 114 in the total number of products offered by the Company over the past twelve months. In the current six month period, 214 new products were introduced. Sales from new product introductions over the last twelve months contributed approximately $6.4 million to the net sales increase during the period. Additionally, as a result of the Company's promotional flyer campaign, active customers grew to 66,000 from 62,000 in the comparable prior year period and contributed approximately $5.0 million to the net sales increase during the six month period. Also, the Company opened its thirty-third distribution center in Birmingham, Alabama on September 1,

1998. The sales contribution from this new distribution center was not significant for the current six month period.

In the fourth quarter of fiscal 1998, the Company announced that it discontinued its relationship with three of its larger customers: two buying co-op customers and one retail chain. The phaseout of these relationships began in the third quarter of fiscal 1998 and was completed in the fourth quarter of fiscal 1998. Partially offsetting the net sales increase for the six months ended December 31, 1998 was the lost revenue from these discontinued relationships which approximated $3.2 million.

GROSS PROFIT
------------

Gross profit increased by 9.2% to $36.5 million in the six months ended December 31, 1998 from $33.4 million in the corresponding prior year period. Gross profit margins decreased to 33.0% for the six months ended December 31, 1998 from 33.9% for the same period last year, primarily as a result of competitive pricing pressures across some of the Company's imported product lines. Also, the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments, was a contributing factor to the gross profit erosion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 10.8% to $24.2 million for the six months ended December 31, 1998, from $21.8 million for the comparable prior year period. The increase is primarily due to occupancy and other expenses related to the opening of three new distribution centers in the prior year, and the opening of the Birmingham distribution center in September 1998. Also contributing to increased variable selling expenses were personnel costs related to the above mentioned addition of ten telesalespersons. These expenses were partially offset by decreased promotional flyer mailings versus the same period a year ago and lower warehouse and delivery costs as a result of increased direct sales activity.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.2 million or 5.7% to $4.7 million for the six months ended December 31, 1998 from $4.5 million for the six months ended December 31, 1997, primarily as a result of increased operating income.

               THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
               --------------------------------------------------
                      THREE MONTHS ENDED DECEMBER 31, 1997
                      ------------------------------------

NET SALES
---------

Net sales increased $6.4 million, or 12.3%, to $58.1 million in the three months ended December 31, 1998 from $51.8 million in the corresponding prior year period. Approximately 81.5% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 10 telesalespersons compared to the prior year period. A significant portion of the revenue increases derived from the telesales group was in the direct sales sector of the business. Direct sales represent products that are shipped directly to the customer from the original equipment manufacturer. The Company vastly widened these "non-stock" product offerings in its September 1998 catalog. Direct sales grew at a rate of 52.3% over the prior year period, contributing approximately $1.0 million to the revenue increase for the period.

Also contributing to the overall increase in net sales was a net increase of 114 in the total number of products offered by the Company over the past twelve months. Sales from new product introductions over the last twelve months contributed approximately $3.1 million to the net sales increase during the period. Additionally, as a result of the Company's promotional flyer campaign, active customers grew to 66,000 from 62,000 in the comparable prior year period and contributed approximately $2.5 million to the net sales increase during the three month period. Also, the Company opened its thirty-third distribution center in Birmingham, Alabama on September 1, 1998. The sales contribution from this new distribution center was not significant for the current three month period.

GROSS PROFIT
------------

Gross profit increased by 9.2% to $19.3 million in the three months ended December 31, 1998 from $17.7 million in the corresponding prior year period. Gross profit margins decreased to 33.2% for the three months ended December 31, 1998 from 34.1% for the same period last year, primarily as a result of competitive pricing pressures across some of the Company's imported product lines. Also, the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments, was a contributing factor to the gross profit erosion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 10.3% to $12.6 million for the three months ended December 31, 1998, from $11.4 million for the comparable prior year period. The increase is primarily due to occupancy and other expenses related to the opening of three new distribution centers in the prior year, and the opening of the Birmingham distribution center in September 1998. Also contributing to increased variable selling expenses were personnel costs related to the above mentioned addition of ten telesalespersons. These expenses were partially offset by decreased promotional flyer mailings versus the same period a year ago and lower warehouse and delivery costs as a result of increased direct sales activity.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.1 million or 6.4% to $2.5 million for the three months ended December 31,1998 from $2.4 million for the three months ended December 31, 1997, primarily as a result of increased operating income.

YEAR 2000
---------

The Company has identified all computer-based systems and applications (including embedded systems) that are not Year 2000, ("Y2K"), compliant and has determined what revisions, replacements or updates are needed to achieve compliance. Management believes that most of the systems are compliant currently and expects the remainder to be compliant by the end of fiscal 1999.

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


PART II. OTHER INFORMATION

Item 4. Submission Of Matters To A Vote Of Security Holders

         a) The following person was elected to serve as Class III director for a three-year term and received the number of votes as set opposite his name:

         Name                   For                   Withheld
         ----                   ---                   --------

   William R. Pray           14,034,502                141,043

         b) The following are the results of the vote on the ratification of Arthur Andersen LLP as the independent public accountants of the Company:

           For                 Against                  Abstain
           ---                 -------                  -------

        14,172,804               531                     2,210


Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  (27) Financial Data Schedule

         b)       No Reports on Form 8-K were filed.


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1998, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BARNETT INC.
                                                  REGISTRANT



DATE: FEBRUARY 2, 1999                            By: /s/ Andrea Luiga
                                                  Andrea Luiga
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)