Form 10-Q
period 1999-03-31
BARNETT INC
filed 1999-05-12
CIK 898172

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                    Yes X      No



16,217,769 shares of Common Stock, $.01 par value, were issued and outstanding as of April 30, 1999.

================================================================================

                                  BARNETT INC.

                               INDEX TO FORM 10-Q
                               ------------------

                                                                                                                            Page
                                                                                                                            ----
PART I.       FINANCIAL INFORMATION
------        ---------------------

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 1999
              and June 30, 1998                                                                                               3-4

              Condensed Consolidated Statements of Income for the Nine Months
              and Three Months Ended March 31, 1999 and 1998                                                                    5

              Condensed Consolidated Statements of Cash Flows for the Nine
              Months Ended March 31, 1999 and 1998                                                                              6

              Notes to Condensed Consolidated Financial Statements                                                            7-8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                                          9-13

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K                                                                                       14

SIGNATURES                                                                                                                     15
----------

EXHIBIT INDEX
-------------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                  BARNETT INC.
                                  ------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1999 AND JUNE 30, 1998
                                ($ IN THOUSANDS)

                                     ASSETS

                                                           MARCH 31,     JUNE 30,
                                                             1999          1998
                                                          ----------    ---------
                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash .................................................   $     302    $     450
  Accounts receivable, net .............................      33,719       28,866
  Inventories ..........................................      57,437       40,599
  Prepaid expenses .....................................       2,726        2,139
                                                           ---------    ---------
              Total current assets .....................      94,184       72,054
                                                           ---------    ---------

PROPERTY AND EQUIPMENT:
 Leasehold improvements ................................       8,234        6,620
 Furniture and fixtures ................................       4,633        3,378
 Machinery and equipment ...............................      19,769       15,252
 Building and improvements .............................       7,281        3,668
                                                           ---------    ---------
                                                              39,917       28,918
Less accumulated depreciation and amortization .........     (16,453)     (11,876)
                                                           ---------    ---------
Property and equipment, net ............................      23,464       17,042

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET      27,347        4,815

DEFERRED TAX ASSETS, NET ...............................         716          716

OTHER ASSETS ...........................................       2,040        1,157
                                                           ---------    ---------
                                                           $ 147,751    $  95,784
                                                           =========    =========




  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                  BARNETT INC.
                                  ------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                        MARCH 31, 1999 AND JUNE 30, 1998
                                ($ IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 MARCH 31,   JUNE 30,
                                                                                   1999        1998
                                                                                ----------   --------
                                                                                (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable ............................................................   $ 17,944   $ 16,247
  Accrued liabilities .........................................................      4,274      2,297
  Accrued interest ............................................................        371          0
  Accrued income taxes ........................................................         97        365
  Short-term debt .............................................................      4,493        714
                                                                                  --------   --------
              Total current liabilities .......................................     27,179     19,623
                                                                                  --------   --------

LONG-TERM DEBT ................................................................     33,000       --

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value per share: Authorized 40,000 shares; Issued and outstanding 16,214 shares at March 31, 1999 and 16,194 at
    June 30, 1998 .............................................................        162        161
  Paid-in capital .............................................................     47,820     47,743
  Retained earnings ...........................................................     39,590     28,257
                                                                                  --------   --------

              Total stockholders' equity ......................................     87,572     76,161
                                                                                  --------   --------
                                                                                  $147,751   $ 95,784
                                                                                  ========   ========




  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                  BARNETT INC.
                                  ------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                                   (UNAUDITED)
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Nine months Ended     Three Months Ended
                                             March 31              March 31
                                             --------              --------
                                         1999       1998       1999        1998
                                         ----       ----       ----        ----

Net sales ..........................   $174,390   $148,001   $ 63,879   $ 49,465

Cost of sales ......................    116,330     98,003     42,273     32,847
                                       --------   --------   --------   --------

Gross profit .......................     58,060     49,998     21,606     16,618

Selling, general and
administrative expenses ............     38,790     32,976     14,612     11,159
                                       --------   --------   --------   --------

Operating income ...................     19,270     17,022      6,994      5,459
Interest expense ...................        674         96        608         89
                                       --------   --------   --------   --------

Income before income taxes .........     18,596     16,926      6,386      5,370

Provision for income taxes .........      7,263      6,521      2,559      2,069
                                       --------   --------   --------   --------

Net income .........................   $ 11,333   $ 10,405   $  3,827   $  3,301
                                       ========   ========   ========   ========


Basic earnings per share ...........   $   0.70   $   0.64   $   0.24   $   0.20
Diluted earnings per share .........   $   0.70   $   0.64   $   0.24   $   0.20

Weighted average shares outstanding:
Basic ..............................     16,212     16,174     16,212     16,179
Diluted ............................     16,216     16,353     16,216     16,396





  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                  BARNETT INC.
                                  ------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                ($ IN THOUSANDS)

                                                                       1999        1998
                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income .....................................................   $ 11,333    $ 10,405
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization ................................      3,510       2,895
  Changes in assets and liabilities:
    Increase in accounts receivable, net .........................     (1,965)     (3,324)
    Increase in inventories ......................................    (10,648)     (6,215)
    Increase in prepaid expenses .................................       (644)     (1,891)
    Changes in other assets ......................................       (449)       (425)
    (Decrease) increase in accounts payable ......................        (29)      1,047
    Increase (decrease) in accrued liabilities ...................        704        (466)
                                                                     --------    --------

              Net Cash Provided by Operating Activities ..........      1,812       2,026
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net ......................................     (5,818)     (7,967)
  Acquisition of LeRan Gas Products ..............................       --        (3,200)
  Acquisition of U.S. Lock Corporation ...........................    (33,000)       --
                                                                     --------    --------

              Net Cash Used in Investing Activities ..............    (38,818)    (11,167)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements .............................     42,770      27,893
  Repayments under credit agreements .............................    (38,991)    (22,642)
  Borrowings under term loan .....................................     33,000        --
                                                                     --------    --------
  Net proceeds from issuance of common stock-stock options, grants         79         206
                                                                     --------    --------

              Net Cash Provided by Financing Activities ..........     36,858       5,457
                                                                     --------    --------

NET DECREASE IN CASH .............................................       (148)     (3,684)

BALANCE, BEGINNING OF PERIOD .....................................        450       4,429
                                                                     --------    --------

BALANCE, END OF PERIOD ...........................................   $    302    $    745
                                                                     ========    ========


  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                                  BARNETT INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (UNAUDITED)

                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The consolidated financial statements include the accounts of Barnett Inc. and its wholly-owned subsidiary, U.S. Lock Corporation (the "Company"). All material intercompany transactions have been eliminated.

The consolidated statements of income for the nine months and three months ended March 31, 1999 and 1998, the consolidated balance sheet as of March 31, 1999 and the consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998 have been prepared by the Company without audit, while the consolidated balance sheet as of June 30, 1998 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 1999 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS
         --------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products to a broad base of customers in the United States and Puerto Rico. The Company's customer base consists primarily of professional plumbing and electrical repair and remodeling contractors, locksmiths, independent hardware stores and maintenance managers. The Company distributes its products to approximately 73,000 active customers.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the nine months ended March 31, 1999 and 1998 included income taxes of $8.0 million and $7.5 million, respectively, and interest of $299,000 and $80,000, respectively. In addition, liabilities of approximately $2.0 million were assumed as part of the U.S. Lock acquisition.

NOTE 4 - BUSINESS ACQUISITIONS
         ---------------------

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

On January 8, 1999, Barnett Inc. acquired the U.S. Lock ("U.S. Lock") division of WOC, Inc., an indirect wholly-owned subsidiary of Waxman Industries, Inc. for a cash purchase price of approximately $33.0 million and the assumption of liabilities of approximately $2.0 million. The effective date of the U.S. Lock acquisition was January 1, 1999.

The acquisition of U.S. Lock was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $23.0 million. This has been accounted for as goodwill and is being amortized over 40 years using the straight line method.

The following unaudited pro forma information presents a summary of consolidated results of operations of Barnett Inc. and U.S. Lock as if the acquisition had occurred at the beginning of fiscal years 1998 and 1999, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects (dollars in thousands, except per share data).


                                       Nine Months           Nine Months
                                     Ended 3-31-99         Ended 3-31-98
-------------------------------------------------------------------------
Net sales                                 $187,752              $164,634
Net income                                 $11,425               $10,155
Earnings per share                           $0.71                 $0.63
-------------------------------------------------------------------------



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

In June 1997, the FASB also issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1999 fiscal year. Abbreviated quarterly disclosures will be required beginning first quarter of fiscal year 2000, with both fiscal year 1999 and 2000 information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

This Quarterly Report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "expect", "believe", "intend", "may", "should", "anticipate", and similar expressions are intended to identify forward- looking statements. Such forward-looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations, and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

OVERVIEW
--------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical and hardware products, and through its wholly-owned subsidiary, U.S. Lock Corporation ("U.S. Lock"), security hardware products, to approximately 73,000 active customers throughout the United States and Puerto Rico. The Company offers approximately 20,000 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. The Company markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, locksmiths and maintenance managers. The Company's staff of over 145 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 40 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 500 domestic and foreign suppliers.

On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 24,730 shares of the common stock of the Company. The operations related to these assets are not material to the Company's financial statements.

Effective January 1, 1999, the Company acquired U.S. Lock, a division of WOC, Inc., a wholly-owned subsidiary of Waxman for a cash purchase price of approximately $33.0 million and the assumption of liabilities estimated at approximately $2.0 million.

                 NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
                 ----------------------------------------------
                        NINE MONTHS ENDED MARCH 31, 1998
                        --------------------------------

NET SALES
---------

Net sales increased $26.4 million, or 17.8%, to $174.4 million in the nine months ended March 31, 1999 from $148.0 million in the corresponding prior year period. Approximately 73.7% of the increase in the Company's net sales is attributable to the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 8 telesalespersons compared to the prior year period. A large portion of the revenue increase derived from the telesales group was in the direct sales sector of the business. Direct sales represent products that are shipped directly to the customer from the original equipment manufacturer. The Company vastly widened these "non-stock" product offerings in its September 1998 and January 1999 catalogs. Direct sales grew at a rate of 63.9% over the prior year period, contributing approximately $3.0 million to the revenue increase for the period.

Sales from new product introductions over the last twelve months contributed approximately $8.5 million to the net sales increase during the period. Additionally, as a result of the Company's promotional flyer campaign, coupled with the acquisition of U.S. Lock, active customers grew to 73,000 from 64,000 in the comparable prior year period and contributed approximately $13.5 million to the net sales increase during the nine month period. Also, the Company opened its thirty-third and thirty-fourth distribution centers in Birmingham, Alabama and Parsippany, New Jersey on September 1, 1998 and March 1, 1999, respectively. U.S. Lock opened its sixth warehouse in Dallas, Texas on March 1, 1999. The sales contribution from these new distribution centers was not significant for the current nine month period.

In the fourth quarter of fiscal 1998, the Company announced that it discontinued its relationship with three of its larger customers: two buying co-op customers and one retail chain. The phaseout of these relationships began in the third quarter of fiscal 1998 and was completed in the fourth quarter of fiscal 1998. Partially offsetting the net sales increase for the nine months ended March 31, 1999 was the lost revenue from these discontinued relationships which approximated $3.2 million.

GROSS PROFIT
------------

Gross profit increased by 16.1% to $58.1 million in the nine months ended March 31, 1999 from $50.0 million in the corresponding prior year period. Gross profit margins decreased to 33.3% for the nine months ended March 31, 1999 from 33.8% for the same period last year, primarily as a result of competitive pricing pressures across some of the Company's imported product lines. Also, the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments, was a contributing factor to the gross profit erosion.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 17.6% to $38.8 million for the nine months ended March 31, 1999, from $33.0 million for the comparable prior year period. The increase is primarily due to occupancy and other expenses related to the opening of three new distribution centers in the prior year, and the opening of the Birmingham and Parsippany distribution centers in the current year. Also contributing to increased variable selling expenses were personnel costs related to the above mentioned addition of eight telesalespersons and the addition of six outside sales personnel. These expenses were partially offset by decreased promotional flyer mailings versus the same period a year ago and lower warehouse and delivery costs as a result of increased direct sales activity.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.7 million or 11.4% to $7.3 million for the nine months ended March 31, 1999 from $6.5 million for the nine months ended March 31, 1998, primarily as a result of increased operating income.



                 THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
                 -----------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1998
                        ---------------------------------

NET SALES
---------

Net sales increased $14.4 million, or 29.1%, to $63.9 million in the three months ended March 31, 1999, from $49.5 million in the corresponding prior year period and includes the acquisition of U.S. Lock. Approximately 83.8% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 8 telesalespersons compared to the prior year period. Virtually all of U.S. Lock's revenues are derived from its telesales operation. A significant portion of the revenue increases derived from the telesales group was in the direct sales sector of the business. Direct sales represent products that are shipped directly to the customer from the original equipment manufacturer. The Company vastly widened these "non-stock" product offerings in its September 1998 and January 1999 catalogs. Direct sales grew at a rate of 49.7% over the prior year period, contributing approximately $0.8 million to the revenue increase for the period.

Sales from new product introductions over the last twelve months contributed approximately $2.1 million to the net sales increase during the period. Additionally, as a result of the Company's promotional flyer campaign, along with the acquisition of U.S. Lock, active customers grew to 73,000 from 64,000 in the comparable prior year period and contributed approximately $2.7 million to the net sales increase during the three month period. Also, the Company opened its thirty-third and thirty-fourth distribution centers in Birmingham, Alabama and Parsippany, New Jersey on September 1, 1998 and March 1, 1999, respectively. U.S. Lock opened its sixth distribution center in Dallas, Texas on March 1, 1999. The sales contribution from these new distribution centers was not significant for the current three month period.

GROSS PROFIT
------------

Gross profit increased by 30.0% to $21.6 million in the three months ended March 31, 1999 from $16.6 million in the corresponding prior year period. Gross profit margins increased to 33.8% for the three months ended March 31, 1999 from 33.6% for the same period last year, despite the higher mix of direct sales. The increased gross profit margin for the quarter ended March 31, 1999 is primarily product mix related.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

SG&A expenses increased 30.9% to $14.6 million for the three months ended March 31, 1999 from $11.2 million for the comparable prior year period. The increase is primarily due to the addition of U.S. Lock, in addition to occupancy and other expenses related to the opening of three new distribution centers in the prior year, and the opening of the Birmingham and Parsippany distribution centers in the current year. Also contributing to increased variable selling expenses were personnel costs related to the addition of four outside sales personnel. Additionally, increased wages and training costs related to personnel turnover in various distribution centers, as well as the amortization of goodwill related to the U.S. Lock acquisition, also contributed to the increased expense level. SG&A expenses represented 22.9% of sales for the quarter ended March 31, 1999 compared to 22.6% in the prior year period.



PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.5 million or 23.7% to $2.6 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998, primarily as a result of increased operating income.

YEAR 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or in miscalculations causing disruptions to operations, including, among other things, a temporary inability to process transactions, to send invoices to customers, or to engage in similar normal business activities. The Year 2000 issue affects virtually all companies and organizations.

The Company has identified all computer-based systems and applications (including embedded systems) that are not Year 2000 compliant and has determined what revisions, replacements or updates are needed to achieve compliance. Management believes that most of the systems are compliant currently.

The Company has put in place project teams dedicated to implementing a Year 2000 solution. The teams are actively working to achieve the objectives of Year 2000 compliance. The work includes the modification of certain existing systems, replacing hardware and software for other systems, the creation of contingency plans, and surveying suppliers of goods and services with whom the Company does business.

The Company is using standard methodology with three phases for the Year 2000 compliance project. Phase I includes conducting a complete inventory of potentially affected areas of the business (including information technology and non-information technology), assessing and prioritizing the information collected during the inventory, and completing project plans to address all key areas of the project. Phase II includes the remediation and testing of all mission critical areas of the project, surveying suppliers of goods and services with whom the Company does business, and the creation of contingency plans to address potential Year 2000 related problems. Phase III of the project includes the remediation and testing of non-mission critical areas of the project, and the implementation of contingency plans as may be necessary. The Company completed Phase I. Phase II and Phase III are in process.

The Company is using both internal and external resources to reprogram, replace, and test the software and hardware for Year 2000 compliance. Year 2000 work for mission critical and most non-mission critical systems and testing of all system revisions is planned to be completed by September 30, 1999. The expenses associated with this project include both a reallocation of existing internal resources plus the use of outside services. Project expenses to date amount to an estimated $20,000. The total remaining expenses associated with the Year 2000 project are estimated to be between $10,000 - $15,000. These project expenses will be funded through the Company's operating cash flows.

In addition to addressing internal systems, the Company's Year 2000 project team is surveying suppliers of goods and services with whom the Company does business. This is being done to determine the extent to which the Company is vulnerable to failures by third parties to remedy their own Year 2000 issues. However, there can be no guarantee that the systems of other companies, including those on which the Company's systems interact, will be timely converted. A failure to convert by another company on a timely basis or a conversion by another company that is incompatible with the Company's systems, may have an adverse effect on the Company.

As part of Phase II of the Year 2000 project, the Company is creating contingency plans to address potential Year 2000 related problems with key business processes. These plans are expected to address risks to the Company's systems as well as risks from third party suppliers, customers, and others with whom the Company does business. It is recognized that while the Company cannot eliminate all potential risks, the effect of the risks on the business can be partially mitigated by creating and testing contingency plans where appropriate.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits:

          (27) Financial Data Schedule

     b) The Company filed the following reports on Form 8-K during the quarter ended March 31, 1999:

          January 19, 1999 - Filed the press release concerning the purchase of U.S. Lock Corporation.

          March 16, 1999 - Filed an amendment to Form 8-K filed on January 19, 1999 providing pro forma condensed financial information as of and for the six months ending December 31, 1998.

All other items in Part II are either inapplicable to the Company during the quarter ended March 31, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BARNETT INC.
                                                   REGISTRANT



DATE: MAY 11, 1999                                 By: /s/ Andrea M. Luiga
                                                   Andrea M. Luiga
                                                   Chief Financial Officer
                                                   (principal financial and
                                                   accounting officer)