Form 10-K405
period 1999-06-30
BARNETT INC
filed 1999-09-22
CIK 898172

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---
         Aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the NASDAQ National Market on September 21, 1999: $82,527,077

         Number of shares of Common Stock outstanding as of September 21, 1999:
         16,217,769

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders is incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

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


ITEM 1. BUSINESS

OVERVIEW

         Barnett Inc. (the "Company") is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to approximately 73,400 active customers throughout the United States, the Caribbean and South America. Effective January 1, 1999, the Company acquired U.S. Lock, a division of WOC, Inc., a wholly-owned subsidiary of Waxman Industries, Inc., for a cash purchase price of $33.0 million and the assumption of liabilities estimated at approximately $2.0 million.

         The Company offers approximately 20,300 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. The Company markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, liquid propane gas ("LP Gas") dealers and locksmiths. The Company's staff of over 145 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 40 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers.

         The Company believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical, hardware and security hardware products. The Company's approximately 1,000-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. The Company provides an updated version of its catalogs to its customers an average of three times a year. To attract new customers and offer special promotions to existing customers, the Company supplements its catalogs with monthly promotional flyers. The Company's experienced and knowledgeable inbound telesales staff, located at the Company's centralized headquarters in Jacksonville, Florida, uses the Company's proprietary information systems to take customer orders as well as offer technical advice. The Company's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations, encourages additional purchases and solicits new customers. The Company's high in-stock position and extensive network of local distribution centers enable it to fulfill approximately 94% of the items included in each customer order and provide rapid delivery. As a result of its emphasis on customer service, the Company's customer retention rate (i.e., customers who place orders in the following year) has consistently remained in the 80% range for the past three years.

         The Company has actively pursued increased sales of its private label products sourced primarily from foreign suppliers. During the fiscal year ended June 30, 1999, approximately 28.0% of the Company's net sales were attributable to sales of private label products. Many of the Company's private label products provide the customer with lower cost, high quality alternatives to brand name products, as well as providing the Company with higher profit margins. The Company's private label products are sold under brand names such as Premier(R),ProPlus(R),Barnett(R),Legend(TM),Electracraft(R),Lumina(TM),U.S.
Lock(R), and Big Duty Deadbolt(R).

INDUSTRY OVERVIEW

         The Company competes in a large and highly fragmented industry. The Company broadly defines its industry as the sale of plumbing, electrical, hardware and security hardware products primarily to plumbing and electrical repair and remodeling contractors, maintenance managers, independent hardware stores, LP Gas dealers and locksmiths. Plumbing and electrical contractors are primarily responsible for making repairs on a daily basis and generally do not have time to shop with multiple vendors. Plumbing and electrical contractors, therefore, value extensive product selection, convenient ordering, reliable, rapid delivery and other value-added services. In addition, such contractors typically operate with limited working capital, making competitive pricing important. Plumbing, electrical and hardware contractors have traditionally purchased supplies through a variety of distribution channels including:

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

BUSINESS STRENGTHS

         The Company's strategy is to continue to be a high-volume, cost efficient direct marketer of competitively priced plumbing, electrical, hardware and security hardware products, providing superior customer service. The Company believes that the following business strengths are the key elements of this strategy:

         Direct Marketing Sales Approach. The Company displays and promotes its products through six comprehensive catalogs: The Barnett Professional Catalog, Maintenance USA, Hardware Express, Barnett of the Caribbean, LeRan Gas Products and U.S. Lock. These catalogs are targeted, respectively, to such major customer groups as professional plumbing and electrical repair and remodeling contractors, maintenance managers, hardware stores, LP Gas dealers and locksmiths. The Company mailed its first catalog in 1958 and currently mails its principal catalog to the 73,400 active customers on its proprietary mailing list. These mailings are supplemented with direct mail promotional flyers to existing and potential customers on a monthly basis. Typical catalogs mailed by the Company contain over 11,900 items in the Barnett catalogs and 8,400 in the U.S. Lock catalog and are approximately 1,000 pages in length. The Company's objective is to leverage its direct sales experience to sell a broader array of products to a larger number of customers. The Company's comprehensive catalogs provide its customers with the opportunity to purchase a substantial portion of their plumbing, electrical, hardware and security hardware supplies from a single vendor.

         Sophisticated Data Based Telesales. During fiscal 1999, approximately 66.3% of the Company's net sales were generated through the Company's 146 outbound and inbound telesalespersons. Outbound telesalespersons are assigned account management responsibilities for existing customers with an emphasis on customer service, new product introductions and new product lines. Inbound telesalespersons are trained to quickly process orders from existing customers. All telesalespersons are highly knowledgeable and are required to go through extensive product and sales training before they begin to work with customers. The Company's proprietary telesales software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to, and capitalize on, business opportunities.

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

         Superior Customer Service. As a result of its large in-stock inventory, the Company is typically able to fulfill approximately 94% of the items included in each customer order, and, in almost all cases, ships the order within the same day of receipt of the order. In addition, as a result of its large number of distribution centers, the Company is able to provide its customers with more rapid delivery to markets within the continental United States, the Caribbean and South America. In an effort to maximize sales and increase customer retention, the Company has structured its telesales staff to create regular contact between the Company's telesales personnel and each active customer. The Company's customer retention rate (i.e., customers who place orders in the following year) has consistently remained in the 80% range for the past three years.

         Competitive Pricing and Private Label Products. Due to the Company's size, volume of purchases, substantial vendor base and offshore sourcing capabilities, the Company is frequently able to obtain purchase terms that the Company believes are more favorable than those available to its competition. This enables the Company to offer prices that are generally lower than those available from its competitors. Many of the Company's private label products provide the customer with lower-cost, high quality alternatives to name brand products, as well as providing the Company with higher profit margins. During fiscal 1999, approximately 28.0% of the Company's net sales were attributable to sales of private label products.

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

MARKETING AND DISTRIBUTION

         The Company markets its products nationwide and internationally to existing and potential customers through regular catalog and promotional mailings, supported by a telesales operation. Products are shipped from a network of 40 distribution centers allowing for shipment to and pick up by customers generally the same day the order is received. The outbound telesales operation is utilized to make telephonic sales presentations to existing and potential customers that have received written promotional materials. The Company's inbound telesalespersons provide customer assistance and take customer orders. The Barnett outbound and inbound telesales operations are centralized in Jacksonville, Florida and the U.S. Lock operations are centralized in Long Island, New York.

  Catalogs

         The Company's six approximately 1000-page catalogs containing approximately 20,300 plumbing, electrical, hardware and security hardware products are mailed to its approximately 73,400 active customers. These catalogs are supplemented by monthly promotional flyers. The Company's targeted customers include professional contractors, independent hardware stores, maintenance managers, LP Gas dealers and locksmiths. The Company has been distributing its principal catalog since 1958 and believes that both the Barnett(R) and U.S. Lock(R) names have achieved a very high degree of recognition among the Company's customers and suppliers.

         The Company makes its initial contact with potential customers primarily through promotional flyers. The Company obtains the names of prospective customers through the purchase and rental of mailing lists from outside marketing information services and other sources. Sophisticated proprietary information systems are used to analyze the results of individual catalog and promotional flyer mailings. The information derived from these mailings, as well as information obtained from the Company's telesales operations, is used to create and/or supplement individual customer profiles and to target future mailings. The Company updates its mailing lists frequently to delete inactive customers.

         The Company believes that due, in part, to the continuing expansion of its product offerings in conjunction with continuing its expanded promotional flyer campaigns, it has the opportunity to market its products to attract new customers. In fiscal 1999, approximately 18,000 new customers contributed approximately $21.7 million to net sales.

         The Company's in-house art department produces the design and layout for its catalogs and promotional mailings. The catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.

  Telesales

         During fiscal 1999, approximately 66.3% of the Company's net sales were generated through the Company's telesales operation. The Company's telesales operation has been designed to make ordering its products as convenient and efficient as possible, thereby enabling the Company to provide superior customer service. The Company offers its customers a nationwide toll-free telephone number that currently is staffed by approximately 146 telesales, customer service and technical support personnel who utilize the Company's proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to and capitalize on market opportunities.

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

         The Company conducts a customized, in-depth six week training course for new telesales employees. Training includes the use of role playing and videotape analysis. Upon satisfactory completion of their training, new telesales personnel are provided with a dedicated, experienced associate who serves as a "coach" for the next year. In order to better assure high telesales service levels, telesales supervisors regularly monitor telesales calls.

         The direct marketing channel primarily uses product catalogs and promotional materials to target small to mid-size customers. Barnett markets its full line catalogs to its existing customer base and mails flyers and other promotional material to prospective customers and also as supplemental mailings to existing customers.

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

  Factory Direct Programs

         During fiscal 1999, the Company significantly enhanced its factory direct programs. Factory direct programs represent products shipped directly to the Company's customers from certain suppliers and manufacturers. The Company now offers approximately 2,000 factory direct items in its various catalogs.

  Distribution Center Network

         The Company has established a network of 40 local distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. This network enables the Company to provide rapid and complete product delivery and provides a strong local presence.

         The Company's distribution centers range in size from approximately 17,000 square feet to 60,000 square feet. Distribution centers are typically maintained under operating leases in commercial or industrial centers. Distribution centers primarily consist of warehouse and shipping facilities, but also include "city sales counters". These city sales counters typically occupy approximately 900 square feet, where customers can pick up orders or browse through a limited selection of promotional items. The Company is often able to generate incremental sales from customers who pick up their orders.

         Over the next few years, the Company plans to add two to four new distribution centers in major metropolitan areas and has identified ten to twelve potential locations. The Company opened new distribution centers in Birmingham, Alabama in September 1998, and Parsippany, New Jersey in March 1999 and is expected to open in Phoenix, Arizona and Orlando, Florida in October 1999. The addition of new distribution centers in new geographic areas, as well as in geographic areas in which the Company has existing distribution centers, has increased, and is expected to continue to increase, the Company's overall level of business. New distribution centers enhance marketing efforts, heighten the Company's name recognition, generate new over-the-counter business and allow for faster product delivery.

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

PRODUCTS

         The Company markets an extensive line of approximately 20,300 plumbing, electrical, hardware and security hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows the Company to serve as a single source supplier for many of its customers. Many of these products are higher margin products bearing the Company's proprietary trade names and trademarks. In addition, proprietary products are often the customers' higher margin product offerings.

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

         The Company plans to increase its new product offerings by 1,200 to 1,500 items per year over the next three years, which will deepen the Company's existing product lines and establish new product categories. The Company's name and reputation have enabled the Company to successfully market a trusted line of private label products, and accordingly, a significant portion of new product additions will be private label products. Private label products offer customers high quality, lower-cost alternatives to the brand name products the Company sells. The Company's catalogs and monthly promotional flyers emphasize the comparative value of the Company's private label products. During fiscal 1999, approximately 28.0% of the Company's net sales were generated by the sale of the Company's private label products. The Company believes that the introduction of new product lines will expand the Company's total potential target market. Examples of new product lines recently introduced include builder's hardware, heating, venting and air conditioning repair parts and appliance repair parts. The Company's products are generally covered by a one year warranty, and returns, which require prior authorization from the Company, have historically been immaterial in amount.

         The following is a discussion of the Company's principal product groups:

         Plumbing Products. The Company sells branded products of leading plumbing supply manufacturers including Delta(R), Moen(R) and Price Pfister(R). The Company's private label plumbing products are also sold under its Barnett(R), Premier(R) and ProPlus(R) trademarks.


         Electrical Products. The Company sells branded products of leading electrical supply manufacturers including Phillips(R), Westinghouse(R), Honeywell(R) and General Electric(R). Certain of the Company's private label electrical products are sold under its own proprietary trademarks including Barnett(R), Premier(R), Electracraft(R) and Lumina(TM).

         Hardware Products. The Company sells hardware products of leading hardware product manufacturers including DAP(R) sealants and caulks, Rust-oleum(R) paints and

Milwaukee(R) power tools. Certain of the Company's hardware products are also sold under its own proprietary Legend(TM) trademark.

         Security Hardware Products. The Company sells a full line of security hardware products including locksets, door closers and locksmith tools including Kwikset(R) and Schlage(R). Certain of the Company's security hardware products are also sold under its own proprietary U.S. Lock(R), Legend(TM) and Rx(TM) trademarks.

         HVAC/R Products. The Company began selling a limited number of brand name HVAC/R products in July 1997 and intends to continue expanding this product line.


SOURCING

         The products sold by the Company are purchased from approximately 600 domestic and 50 foreign suppliers. Domestically manufactured products are shipped directly to the Company's 40 distribution centers. Products manufactured abroad are initially shipped to the Company's 5 regional distribution centers and subsequently redistributed to each of the remaining local distribution centers. The Company is not dependent upon any single supplier for any of its requirements. Due to the volume of the Company's purchases and its utilization of over 650 vendors, it is able to obtain purchase terms it believes to be more favorable than those available to most local suppliers of plumbing, electrical and hardware products. Approximately 72.5% of the Company's purchases for the year ended June 30, 1999 were from domestic manufacturers and 27.5% were from foreign manufacturers, primarily located in Asia. During fiscal 1999, the Company purchased approximately 11.6% of its products through Waxman Industries entities. Although the Company intends to continue to purchase products through Waxman Industries entities in the future, the Company is not committed to purchase any products from Waxman Industries.

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

         The Company is in the process of developing a fully functional e-commerce and supply chain website. This website will house most of the Company's catalogs on-line and provide vendor links, which the Company believes will strengthen its competitive position in the marketplace. The Company expects this system to be fully functional at the end of its first fiscal 2000 quarter.

         To address the Year 2000 ("Y2K") issues, the Company has identified all computer-based systems and applications (including embedded systems) that are not Year 2000 compliant and has determined what revisions, replacements or updates are needed to achieve compliance. As of August 1, 1999, all necessary system modifications have been made and implemented except for the remediation and testing of non-mission critical areas, with an expected completion date of September 30, 1999.

         Costs associated with bringing the systems into compliance have been immaterial, approximating $35,000, as the Company has not incorporated material revisions or updates to the current systems to bring them into Y2K compliance.

         As part of the Y2K review, the Company is examining its relationship with certain key vendors and others with whom it has significant business relationships to determine, to the extent practical, the degree of such parties' Y2K compliance and their effect on the Company's operations. The Company does not have a relationship with any third party vendor which is material to the operations of the Company, and thus believes that the failure of any such party to be Y2K compliant would not have a material adverse effect on the Company.

         To date, the Company is creating a formal contingency plan for dealing with a failure by either the Company or its third party vendors to achieve Y2K compliance.

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

EMPLOYEES

         As of June 30, 1999, the Company employed 771 individuals, 187 of whom were clerical and administrative personnel, 168 of whom were telesales and sales representatives and 416 of whom were either production or warehouse personnel. The Company's employees are not unionized. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

       The Company's headquarters and largest distribution center are located at 3333 Lenox Avenue, Jacksonville, Florida. The building in which the headquarters are located is leased by the Company through October 31, 2003, and contains approximately 47,000 square feet of warehouse space and 19,000 square feet of offices. The Company has built a new 38,000 square foot telesales center in Jacksonville, Florida, which it occupied in May 1998. This new telesales center has enabled the Company to continue expanding its telesales staff, and has enabled the Company to either terminate or consolidate existing leased spaces. As part of the U.S. Lock acquisition, the Company owns a 59,400 square foot building in Long Island, New York which houses the U.S. Lock management team and telesales center, as well as its largest distribution center.

       The Company's 40 distribution centers utilize leased space ranging from 17,000 to 60,000 square feet and are all located in the United States and Puerto Rico. The leases expire at various dates from April 2000 to November 2009. The Company believes that its distribution facilities are adequate for its current needs and does not anticipate that it will have any problem leasing additional space when needed.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth the names, ages, positions and offices with the Company held by the present executive officers of the Company.

NAME                                AGE          POSITION AND OFFICE PRESENTLY HELD
----                                ---          ----------------------------------
William R. Pray                     52           President, Chief Executive Officer and Director

David R. Janosz                     53           Vice President--Marketing

Andrea M. Luiga                     42           Vice President--Finance, Chief Financial Officer

Alfred C. Poindexter                47           Vice President--Operations

         Mr. William R. Pray was elected President, Chief Executive Officer and a Director of the Company in February 1993. Mr. Pray was elected President and Chief Operating Officer of Waxman Industries in June 1995, and resigned these positions in April 1996, upon consummation of the Company's initial public offering, (the "Initial Public Offering"). From February 1991 to February 1993, Mr. Pray was Senior Vice President-- President of Waxman Industries' U.S. Operations, after serving as President of the Mail Order/Telesales Group (which included the Company) since 1989. He joined the Company in 1978 as Regional Sales Manager, became Vice President of Sales and Marketing in 1984 and was promoted to President in 1987. Mr. Pray is a Director of Waxman Industries.

         Mr. David R. Janosz was appointed Vice President--Marketing of the Company in October 1998. He joined the Company in that position at the same time. Mr Janosz's previous experience includes tenure in executive positions in the automotive and industrial distribution industries.

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


                                          High              Low
                                          ----              ---
Fiscal 1999
   First Quarter                        $ 22.75           $ 8.38
   Second Quarter                         14.88             7.88
   Third Quarter                          17.63             8.44
   Fourth Quarter                         11.13             7.50

Fiscal 1998
   First Quarter                        $ 26.25          $ 19.25
   Second Quarter                         22.75            17.25
   Third Quarter                          25.25            21.50
   Fourth Quarter                         22.50            16.50




HOLDERS OF RECORD

       As of September 17, 1999, there were approximately 252 holders of record of the Common Stock.

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

SALE OF UNREGISTERED SECURITIES

         On July 1, 1997, the Company acquired certain of the assets of LeRan Gas Products, an operating unit of Waxman Industries. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance of 24,730 shares of the common stock of the Company. The issuance of shares to the Company's former parent Corporation, Waxman Industries, Inc., was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information for the last five fiscal years through 1999 has been derived from the financial statements of the Company for such years, which have been audited by Arthur Andersen LLP, independent certified public accountants, whose report is included elsewhere herein. All such information is qualified by reference to the Financial Statements included elsewhere herein.


                                                    Fiscal Years Ended June 30,

                                        ( Amounts in Thousands, except per share amounts )

                                         1999       1998       1997       1996       1995
                                         ----       ----       ----       ----       ----
Income Statement Data:
Net sales (1)                          $241,374   $199,578   $160,068   $127,395   $109,107
Cost of sales                           161,183    132,135    105,376     84,748     71,815
                                       --------   --------   --------   --------   --------
 Gross profit                            80,191     67,443     54,692     42,647     37,292
Selling , general and administrative
 expenses                                53,906     44,061     35,068     26,877     23,772
Corporate charge                             --         --         --      1,342      1,862
                                       --------   --------   --------   --------   --------
Operating income                         26,285     23,382     19,624     14,428     11,658
Interest expense                          1,217        157         59      1,921      2,139
                                       --------   --------   --------   --------   --------
Income before income taxes
   and extraordinary item                25,068     23,225     19,565     12,507      9,519
Provision for income taxes                9,853      8,948      7,530      4,625      3,500
                                       --------   --------   --------   --------   --------
Income before extraordinary item         15,215     14,277     12,035      7,882      6,019
Extraordinary loss on early
  retirement of debt, net of
  tax benefit (2)                            --         --         --        724         --
                                       --------   --------   --------   --------   --------
Net income                             $ 15,215   $ 14,277   $ 12,035   $  7,158   $  6,019
                                       ========   ========   ========   ========   ========
Earnings per common share:
  Basic                                $   0.94   $   0.88   $   0.76   $   0.55   $   0.65
  Diluted                              $   0.94   $   0.87   $   0.75   $   0.55   $   0.65
Weighted average shares
outstanding:(3)
  Basic                                  16,195     16,179     15,785     12,914      9,318
  Diluted                                16,200     16,341     15,987     12,914      9,318



                                               Fiscal Years Ended June 30,

                                    ( Amounts in Thousands, except per share amounts )

                                    1999       1998        1997      1996       1995
                                    ----       ----        ----      ----       ----
Balance Sheet Data:

Working Capital                   $ 70,326   $ 52,431   $ 44,867   $ 30,744   $ 29,171

Total Assets                       149,186     95,784     77,015     58,300     52,413

Total long-term debt, excluding

  push-down bank debt               33,000          0          0          0     18,126

Push-down bank debt (4)                  0          0          0          0      4,874

Stockholders' equity                91,571     76,161     60,611     41,324     17,428


(1) Prior to July 1, 1995, the Company recorded shipments delivered directly to the customer from certain suppliers (factory direct) as contributed margin (net reduction of cost of goods sold). Beginning on July 1, 1995, the Company began to record these shipments as net sales resulting in an increase in net sales of $2,979 for the fiscal year ended June 30, 1996.

(2) In accordance with certain Securities and Exchange Commission rules, the financial statements have been adjusted to reflect push-down adjustments from Waxman, comprised of certain bank indebtedness ("push-down debt") which was repaid by the Company with the net proceeds of the Initial Public Offering. The Company incurred a one-time, non-cash extraordinary charge of $724 (net of applicable tax benefit of $426) which was a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under a secured revolving credit facility, which indebtedness included push-down bank indebtedness from Waxman. This charge was recorded in the quarter ended June 30, 1996.

(3) The historical shares outstanding for fiscal years ended 1996 and 1995, were prior to the Initial Public Offering which changed the Company's capitalization structure.

(4) Pursuant to certain Securities and Exchange Commission rules, the Company's historic financial statements for periods prior to the Initial Public Offering have been adjusted to reflect the push-down of certain bank indebtedness from Waxman USA that was secured by the accounts receivable, inventory, certain general intangibles and unencumbered fixed assets of the Company, WOC and Waxman Consumer Products Group Inc., a wholly owned indirect subsidiary of Waxman. The push-down bank debt was retired upon the consummation of the Initial Public Offering and the application of the net proceeds therefrom.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
--------------------------

        Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to the Year 2000 Issue (subsequently defined) constitute certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "expect", "believe", "intend", "may", "should", "anticipate", and similar expressions are intended to identify forward- looking statements. Such forward-looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations, and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

OVERVIEW
--------

        The Company is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products, to approximately 73,400 active customers throughout the United States, the Caribbean and South America. The Company offers approximately 20,300 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. The Company markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, locksmiths and maintenance managers. The Company's staff of over 145 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 40 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers.

        Commensurate with the Company's Initial Public Offering on April 3, 1996 and its secondary stock offering on April 18, 1997, Waxman USA Inc.,("Waxman"), currently owns 7.2 million shares or 44.3% of the issued and outstanding stock of the Company.

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

        Effective January 1, 1999, the Company acquired U.S. Lock, a division of WOC, Inc., a wholly-owned subsidiary of Waxman, for a cash purchase price of approximately $33.0 million and the assumption of liabilities estimated at approximately $2.0 million. The acquisition of U.S. Lock was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately

$23.0 million. This has been accounted for as goodwill and is being amortized over 40 years using the straight line method.





                              RESULTS OF OPERATIONS

The following table shows the percentage relationship to net sales of items derived from the Statements of Income.

                                  Percentage of
                                    Net Sales
                           Fiscal years ended June 30,

                                1999       1998       1997
                               -----      -----      -----
Net sales                      100.0%     100.0%     100.0%
Cost of sales                   66.8       66.2       65.8
                               -----      -----      -----
   Gross Profit                 33.2       33.8       34.2

Selling, general and
  administrative expense        22.3       22.1       21.9
                               -----      -----      -----

   Operating income             10.9       11.7       12.3
Interest expense                 0.5        0.1        0.1
                               -----      -----      -----

Income before income
  taxes                         10.4       11.6       12.2
Provision for income taxes       4.1        4.4        4.7
                               -----      -----      -----

Net Income                       6.3%       7.2%       7.5%
                               =====      =====      =====



FISCAL 1999 VERSUS FISCAL 1998

  NET SALES

    The Company's net sales for fiscal 1999 totaled $241.4 million compared with $199.6 million in fiscal 1998, an increase of 20.9%. Net sales from the acquisition of U.S. Lock accounted for $14.2 million of the revenue increase. Approximately 77.4% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 20 telesalespersons internally and 25 telesalespersons acquired with U.S. Lock, compared to the prior year. The remainder of the net sales increase was attributable to the Company's outside sales force, integrated account management teams, factory direct programs and the Company's export division. As a result of the Company's promotional flyer campaign, the Company added approximately 18,000 new customers during the fiscal year, and these new customers contributed approximately $21.7 million to the net sales increase during the year. Also contributing to the net sales increase for fiscal 1999 was revenue from new product introductions approximating $10.8 million.

    As noted above, the Company began an integration of its outside sales force with its telesales force. The integrated account management provides synergies with improved customer knowledge, as well as superior customer service and quicker response times. These integrated account management teams produced revenue increases in fiscal 1999 exceeding 24%. Additionally, the Company's export division, primarily consisting of a small dedicated international telesales staff, garnished revenue increases in excess of 21%. Furthermore, the Company continues to invest in its factory direct programs whereby products are shipped directly to the customer from certain suppliers and manufacturers. These programs yielded more than 67% revenue increases in fiscal 1999.

         The Company opened its 33rd distribution center in Birmingham, Alabama in September 1998 and its 34th distribution center in Parsippany, New Jersey in March 1999. U.S. Lock opened its 6th distribution center in Dallas, Texas in March 1999. These three new distribution centers averaged a 34.4% sales increase over the base business transferred to them.

 GROSS PROFIT

    Gross profit increased 18.9% to $80.2 million in fiscal 1999 from $67.4 million in fiscal 1998. Gross profit margins decreased to 33.2% in fiscal 1999 from 33.8% in fiscal 1998 primarily as a result of a higher mix of the aforementioned factory direct shipments which carry much lower gross profit margins.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative ("SG&A") expenses increased by $9.8 million, or 22.3%, to $53.9 million for fiscal 1999 from $44.1 million for fiscal 1998. The increase was primarily due to the increased sales volume which required additional staffing and support. Additionally, combining the expenses of U.S Lock, along with the full year effect of occupancy and other expenses related to the opening of three new distribution centers in the prior year, and the opening of three new distribution centers in fiscal 1999 also played contributing roles to the overall expense increase. Increased wages and training costs related to personnel turnover in various distribution centers also contributed to the increased expense level, as well as the amortization of goodwill related to the U.S. Lock acquisition. SG&A expenses represented 22.3% of net sales in fiscal 1999 compared to 22.1% of net sales in fiscal 1998.

   PROVISION FOR INCOME TAXES

    The provision for income taxes increased $0.9 million or 10.1% to $9.9 million for fiscal 1999 from $8.9 million for fiscal 1998. The provision for income taxes as a percentage of income before provision for income taxes represents approximately 39.3% for fiscal 1999 and 38.5% for fiscal 1998.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 1999, the Company had working capital of $70.3 million and a current ratio of 3.9 to 1.

         Net cash provided by operating activities totaled $10.5 million for the year ended June 30, 1999 compared to $7.6 million for the year ended June 30, 1998.

         Net cash used in investing activities totaled $40.0 million for the year ended June 30, 1999 compared to $13.0 million for the year ended June 30, 1998. These investments related primarily to the acquisition of U.S. Lock, improved management information systems and the expansion and/or relocation of several of the Company's distribution centers to accommodate new product offerings.

         Net cash provided by financing activities was $32.5 million for the year ended June 30, 1999 compared to $1.4 million for the year ended June 30, 1998. Net cash provided by financing activities in fiscal 1999 represents a term loan received in connection with the U.S. Lock acquisition.

         In April 1996, the Company entered into a revolving credit agreement with First Union National Bank of Florida ("First Union") for an unsecured three-year credit facility providing borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million. On January 6, 1999, in connection with the acquisition of U.S. Lock, (See Note 10 to the accompanying financial statements) the Company entered into an amended and restated credit agreement, the ("credit agreement"), with First Union. The credit agreement provides for an unsecured revolving credit facility and letter of credit facility providing borrowings of up to $15.0 million expiring December 31, 2001, and a seven year term loan of $33.0 million, proceeds of which were used to purchase U.S. Lock. Borrowings under the revolving credit facility bear interest at LIBOR plus 75 basis points. The Company is required to pay a commitment fee of 0.1% per annum on the unused commitment. The Company entered into an interest rate swap to minimize the risk and costs associated with changes in interest rates. The swap agreement is a contract to exchange the variable rate of three-month LIBOR + .825% on its term loan for fixed interest payments of 6.29%, payable quarterly. The interest rate swap has a notional amount of $33.0 million and a maturity date of December 31, 2005, corresponding with the term loan. The interest rate swap had a fair value of $1.0 million at June 30, 1999. The outstanding principal balance of the term loan is payable in 19 equal and consecutive quarterly payments of 1/20th of the original outstanding balance of the term loan commencing on April 30, 2001. All remaining unpaid principal and all accrued and unpaid interest thereon is due and payable in full on December 31, 2005.

         The credit agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The Company was in compliance with all covenants at June 30, 1999. At June 30, 1999, there were $0 of borrowings under the revolving credit agreement and there were $3.2 million of letters of credit outstanding.

         Generally, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the credit facility discussed above, will be sufficient to fund the Company's current and foreseeable operational needs and growth strategy. The Company has budgeted capital expenditures in fiscal 2000 of approximately $8.0 million, which the Company expects to fund out of cash flow from operations. These capital expenditures are primarily for (i) expansion and reprofiling of several of the Company's existing distribution centers and (ii) enhancements to management information systems.

YEAR 2000 ISSUE
---------------

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

         The Company has put in place project teams dedicated to implementing a Year 2000 solution. The teams have actively worked to achieve the objectives of Year 2000 compliance. The work included the modification of certain existing systems, replacing hardware and software for other systems, the creation of contingency plans, and surveying suppliers of goods and services with whom the Company does business.

         The Company is using standard methodology with three phases for the Year 2000 compliance project. Phase I includes conducting a complete inventory of potentially affected areas of the business (including information technology and non-information technology), assessing and prioritizing the information collected during the inventory, and completing project plans to address all key areas of the project. Phase II includes the remediation and testing of all mission critical areas of the project, surveying suppliers of goods and services with whom the Company does business, and the creation of contingency plans to address potential Year 2000 related problems. Phase III of the project includes the remediation and testing of non-mission critical areas of the project, and the implementation of contingency plans as may be necessary. The Company completed Phase I and Phase II. Phase III is in process with an expected completion date of September 30, 1999.

         The Company has used both internal and external resources to reprogram, replace, and test the software and hardware for Year 2000 compliance. Year 2000 work for mission critical and most non-mission critical systems and testing of all system revisions is complete. The expenses associated with this project include both a reallocation of existing internal resources plus the use of outside services. Project expenses to date amount to an estimated $35,000. The total remaining expenses associated with the Year 2000 project are estimated to be between $5,000 - $10,000. These project expenses will be funded through the Company's operating cash flows.

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


INFLATION
---------

         The Company does not believe inflation has had a material impact on earnings during the past several years. Although substantial increases in product costs, labor, and other operating expenses could adversely affect the operations of the Company and the home repair and remodeling supply market, management believes it can recover such increases by increasing prices.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. In seeking to minimize the risks and/or costs associated with such activities, the Company manages its exposure to such risk through its regular financing activities and by entering into an interest rate swap (See Note 3 in Item 14a). The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Items 10, 11, 12 and 13 will be contained in the Company's definitive proxy statement which the Company intends to file within 120 days after the end of the Company's fiscal year ended June 30, 1999 and such information is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I under the caption "Executive Officers of the Registrant."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

The following financial statements and schedules of the Company are included as
Part II, Item 8 of this Form 10-K:

--------------------------------------------------------------------------------
(1)  Consolidated Financial Statements                                  Page
     ---------------------------------                                  ----
     Report of Independent Certified Public                              F-1
     Accountants
--------------------------------------------------------------------------------
     Consolidated Balance Sheets - June 30,                          F-2 to F-3
     1999 and June 30, 1998
--------------------------------------------------------------------------------
     Consolidated Statements of Income for the                           F-4
     years ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------
     Consolidated Statements of Stockholders'
     Equity for the years ended June 30, 1999,
     1998 and 1997                                                       F-5
--------------------------------------------------------------------------------
     Consolidated Statements of Cash Flows for
     the years ended June 30, 1999, 1998 and
     1997                                                                F-6
--------------------------------------------------------------------------------
     Notes to Consolidated Financial Statements                     F-7 to F-14
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(2)  Supplementary Financial Information                                 F-15
     -----------------------------------
--------------------------------------------------------------------------------



(b) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves for each of the three years ended June 30, 1999.

(C) Exhibits:

Exhibit Number                       Exhibits
--------------                       --------

    3.2(2)       Amended and Restated Certificate of Incorporation of Barnett
                 Inc.
    3.4(3)       Amended and Restated By-Laws of Barnett Inc.
   10.1(1)       Tax sharing agreement dated May 20, 1994 among Barnett Inc.,
                 Waxman USA Inc., Waxman Industries, Inc., each member of the
                 Waxman Group (as defined therein) and each member of the Waxman
                 USA Group (as defined therein).
   10.3(4)       Intercorporate Agreement dated March 28, 1996 among Barnett
                 Inc., Waxman Industries Inc., Waxman Consumer Products Group
                 Inc., WOC Inc. and TWI, International, Inc.
   10.4(4)       Registration Rights Agreement dated March 28, 1996 by and
                 between Barnett Inc. and Waxman Industries, Inc.
   10.5(1)       Trademark License Agreement dated May 20, 1994 by and between
                 Barnett Inc. and Waxman Consumer Products Group Inc.
  *10.7(3)       Amended and Restated Employment Agreement dated March 8, 1996 between Barnett Inc. and William R. Pray.
  *10.8(2)       Omnibus Incentive Plan of Barnett Inc.
  *10.9(2)       Stock Purchase Plan of Barnett Inc.
   10.10         Amended Revolving Credit Agreement dated January 6, 1999
                 between Barnett Inc. and First Union National Bank of Florida.
  *10.11(5)      1996 Stock Option Plan for Non-Employee Directors of Barnett
                 Inc.
   10.12(4)      Standstill Agreement dated March 28, 1996, between Waxman
                 Industries, Inc., and Barnett Inc.
  *10.13(6)      Barnett Inc. Profit Sharing and 401(K) Retirement Plan.

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

                                       BARNETT INC.


                                       By  /s/   WILLIAM  R.  PRAY
                                       ---------------------------
                                              William R. Pray
Dated: September 22, 1999              President and Chief Executive Officer

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



          NAME                                  TITLE                                        DATE
          ----                                  -----                                        ----
 /s/ WILLIAM R. PRAY       President, Chief Executive Officer and Director            September 22, 1999
----------------------              (Principal Executive Officer)
     William R. Pray

/s/ ANDREA M.  LUIGA       Vice President - Finance and Chief Financial               September 22, 1999
----------------------              Officer (Principal Financial and Accounting
    Andrea M. Luiga                 Officer)

/s/ MELVIN WAXMAN          Chairman of the Board and Director                         September 22, 1999
----------------------
    Melvin Waxman

/s/ ARMOND WAXMAN          Vice-Chairman of the Board and Director                    September 22, 1999
----------------------
    Armond Waxman

/s/ SHELDON ADELMAN        Director                                                   September 22, 1999
----------------------
    Sheldon Adelman

 /s/ MORRY WEISS           Director                                                   September 22, 1999
----------------------
     Morry Weiss



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Barnett Inc.and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Barnett Inc. (a Delaware corporation) and subsidiaries, as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barnett Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 8, Financial Statements and Supplementary Data, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audits, fairly states in all material aspects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Jacksonville, Florida
August 16, 1999

                          BARNETT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS


                                                              June 30,
                                                              --------
                                                        1999             1998
                                                        ----             ----
Current Assets:
   Cash                                              $   3,421        $     450
   Accounts receivable, net                             35,914           28,866
   Inventories                                          52,733           40,599
   Prepaid expenses                                      2,873            2,139
                                                     ---------        ---------
         Total current assets                           94,941           72,054
                                                     ---------        ---------
Property and Equipment:
   Machinery and equipment                              19,352           15,252
   Furniture and fixtures                                4,662            3,378
   Leasehold improvements                                8,265            6,620
   Building and improvements                             7,281            3,668
                                                     ---------        ---------
                                                        39,560           28,918
Less accumulated depreciation
   and amortization                                    (15,978)         (11,876)
                                                     ---------        ---------
                                                        23,582           17,042
                                                     ---------        ---------
Cost of Businesses in Excess of Net
   Assets Acquired, net                                 27,353            4,815
Deferred Tax Assets, net                                   857              716
Other Assets                                             2,453            1,157
                                                     ---------        ---------
                                                     $ 149,186        $  95,784
                                                     =========        =========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                          BARNETT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  June 30,
                                                                  --------
                                                             1999          1998
                                                             ----          ----
Current Liabilities:
   Accounts payable                                        $ 20,061     $ 16,247
   Accrued liabilities                                        4,061        2,297
   Accrued income taxes                                         151          365
   Accrued interest                                             342           --
   Short - term debt                                             --          714
                                                           --------     --------
         Total current liabilities                           24,615       19,623
                                                           --------     --------

Commitments and Contingencies (Notes
3,5,6,7,8, and 9)

Long - Term Debt                                             33,000           --

Stockholders' Equity:
   Serial preferred stock, $ 0.10 par value,
      10,000 shares authorized, 0 shares
      issued and outstanding at June 30, 1999
      and 1998                                                   --           --
   Common stock, $ 0.01 par value,
     40,000 shares authorized, 16,218 and
     16,194 issued and outstanding at
     June 30, 1999 and 1998, respectively                       162          161
   Paid-in capital                                           47,937       47,743
   Retained earnings                                         43,472       28,257
                                                           --------     --------
                                                             91,571       76,161
                                                           --------     --------
                                                           $149,186     $ 95,784
                                                           ========     ========



   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                          BARNETT INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                1999         1998         1997
                                                ----         ----         ----

Net sales                                     $241,374     $199,578     $160,068
Cost of sales                                  161,183      132,135      105,376
                                              --------     --------     --------
   Gross profit                                 80,191       67,443       54,692
Selling, general and administrative
  expenses                                      53,906       44,061       35,068
                                              --------     --------     --------
Operating income                                26,285       23,382       19,624
Interest expense, net                            1,217          157           59
                                              --------     --------     --------
   Income before provision for
     income taxes                               25,068       23,225       19,565
Provision for income taxes                       9,853        8,948        7,530
                                              --------     --------     --------
Net income                                    $ 15,215     $ 14,277     $ 12,035
                                              ========     ========     ========

Earnings per common share:
Basic                                         $   0.94     $   0.88     $   0.76
Diluted                                       $   0.94     $   0.87     $   0.75

Weighted average shares used:
Basic                                           16,195       16,179       15,785
Diluted                                         16,200       16,341       15,987


   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                          BARNETT INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                                     TOTAL
                                        SERIAL                                       STOCK-
                                       PREFERRED     COMMON    PAID-IN   RETAINED   HOLDERS'
                                         STOCK       STOCK     CAPITAL   EARNINGS    EQUITY
                                         -----       -----     -------   --------    ------
Balance, June 30, 1996                 $    127    $    143   $ 39,109   $  1,945   $ 41,324
Net income                                                                 12,035     12,035
Net proceeds from issuance
   of common stock                                        4      6,649                 6,653
Conversion of 1,271 shares of
   preferred stock to common
   stock                                   (127)         13        114                    --
Common stock issued for:
   Exercise of options                                             184                   184
   Employee stock plans                                            415                   415
                                       --------    --------   --------   --------   --------
Balance June 30, 1997                        --         160     46,471     13,980     60,611
Net income                                                                 14,277     14,277
Common stock issued for:
   Acquisition of LeRan Gas Products                               600                   600
   Exercise of options                                    1        415                   416
   Employee stock plans                                            195                   195
Tax benefits related to
   stock option plans                                               62                    62
                                       --------    --------   --------   --------   --------
Balance June 30, 1998                        --         161     47,743     28,257     76,161
Net income                                                                 15,215     15,215
Common stock issued for:
   Exercise of options                                    1         79                    80
   Employee stock plans                                             49                    49
Tax benefits related to
   stock option plans                                               66                    66
                                       --------    --------   --------   --------   --------
Balance June 30, 1999                  $     --    $    162   $ 47,937   $ 43,472   $ 91,571
                                       ========    ========   ========   ========   ========




   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                          BARNETT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)



                                                    1999       1998        1997
                                                    ----       ----        ----
CASH PROVIDED BY
OPERATIONS:
   Net income                                    $ 15,215    $ 14,277    $ 12,035
   Adjustments to reconcile net income
    to net cash provided by operations:
       Depreciation and amortization                4,933       3,813       2,406
       Deferred taxes                                (141)       (365)        149
   Changes in assets and liabilities
    (net of businesses acquired):
       Accounts receivable, net                    (4,160)     (6,186)     (4,157)
       Inventories                                 (5,944)     (4,840)     (6,410)
       Prepaid expenses                              (791)       (753)       (262)
       Other assets                                (1,213)       (295)     (1,373)
       Accounts payable                             2,088       2,258        (574)
       Accrued liabilities                            516        (292)          2
                                                 --------    --------    --------

        Net cash provided by operations            10,503       7,617       1,816
                                                 --------    --------    --------

INVESTMENTS:
    Capital expenditures, net                      (7,013)     (9,783)     (6,346)
    Acquisition of LeRan Gas Products                  --      (3,200)         --
    Acquisition of U.S. Lock                      (33,000)         --          --
                                                 --------    --------    --------

         Net cash used for investments            (40,013)    (12,983)     (6,346)
                                                 --------    --------    --------

FINANCING:
    Net proceeds from issuance of Common Stock        195         673       7,252
    Borrowings under credit agreement              48,727      39,414      30,592
    Payments under credit agreement               (49,441)    (38,700)    (30,592)
    Borrowings in connection with acquisition
      of U.S. Lock                                 33,000          --          --
                                                 --------    --------    --------

          Net cash provided by
             financing                             32,481       1,387       7,252
                                                 --------    --------    --------

Net increase (decrease) in cash                     2,971      (3,979)      2,722
Balance, beginning of period                          450       4,429       1,707
                                                 --------    --------    --------
Balance, end of period                           $  3,421    $    450    $  4,429
                                                 ========    ========    ========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


                          BARNETT INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND DESCRIPTION OF BUSINESS
         ----------------------------------------------------------------------

         A.  Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Barnett Inc.(a Delaware corporation) and its wholly owned subsidiaries (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         B.  Business

         The Company operates in a single business segment -- the distribution of plumbing, electrical, hardware and security hardware products, utilizing mail order catalogs and a telesales program. The Company's various products are economically similar and do not require separate segment reporting.

         C.  Accounts Receivable

         The Company's trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. The Company had allowances for doubtful accounts of $1,980 and $1,231 for June 30, 1999 and 1998, respectively. Bad debt expense totaled $872 in fiscal 1999, $616 in fiscal 1998, and $621 in fiscal 1997.

         D.  Inventories

         At June 30, 1999 and 1998, inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess and/or slow-moving inventories.

         E.  Property and Equipment

         Property and equipment are stated at cost. For financial reporting purposes, machinery and equipment and furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are amortized over the life of the improvement or remaining period of the lease, whichever is shorter. Building and improvements are depreciated on a straight-line basis over their estimated useful life of 39 years. Expenditures for maintenance and repairs are charged against income as incurred. Betterments which increase the value or materially extend the life of the assets are capitalized and amortized over the period which the life is extended. For income tax purposes, accelerated methods are used. Depreciation and amortization expense totaled $4,144 in fiscal 1999, $3,183 in fiscal 1998 and $2,278 in fiscal 1997.

         F.  Cost of Businesses in Excess of Net Assets Acquired

         Cost of businesses in excess of net assets acquired is being amortized over 40 years, using the straight-line method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and future undiscounted operating cash flows, and believes that the asset is realizable and the amortization period is appropriate. Goodwill amortization expense totaled $470 in fiscal 1999, $173 in fiscal 1998 and $128 fiscal 1997. The accumulated amortization of goodwill at June 30, 1999 and 1998 was $2,183 and $1,713, respectively. The Company periodically assesses all long-lived assets, including goodwill, to determine if there is impairment. Based on these evaluations, there were no adjustments in the carrying value of the long-lived assets for fiscal 1999 and 1998.

         G.  Deferred Advertising

         Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense in the periods in which the related sales occur. Total advertising expense capitalized was $752 and $802 in fiscal years 1999 and 1998, respectively. Total advertising expenses were $2,922, $2,313 and $1,214 in fiscal years 1999, 1998 and 1997, respectively.

         H.  Deferred Start-Up Costs

         Costs of establishing local distribution centers are capitalized and charged to expense over a 12 month period. Total capitalized start-up costs were $207, $148 and $283 in fiscal years 1999, 1998, and 1997, respectively. Amortization expense totaled $319, $456, and $96 in fiscal years 1999, 1998, and 1997, respectively. Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998, requires all start-up and organizational costs to be expensed as incurred. The Company adopted this statement on July 1, 1999.

         I.  Income Taxes

         The Company uses the asset and liability method in accounting for income taxes. Deferred income taxes result from the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         J. Revenue Recognition

         The Company records sales as orders are shipped to or picked up by the customer.

         K.  Earnings Per Share

         Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding are common stock equivalents from stock options outstanding in the years ended June 30, 1999, 1998, and 1997. The earnings per share calculations for fiscal 1997 additionally assume the conversion of outstanding convertible preferred stock.

         L.  Financial Statement Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         M.  Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, including cash, trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities.

         N.  Stock-Based Compensation

         The Company accounts for its stock-based compensation plan using the intrinsic value approach of Accounting Principles Board ("APB") Statement No. 25 "Accounting for Stock-Based Compensation". The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, for footnote disclosure purposes only, the Company computes its earnings and earnings per share on a pro forma basis as if the fair value method had been applied.

         O.  Statements of Cash Flows

         The Company's investing and financing activities were as follows:


                                                         1999      1998      1997
                                                         ----      ----      ----
         Business Acquisitions
            Fair value of identifiable asset acquired   $12,015   $ 3,500        --
            Liabilities assumed                           2,023       996        --
            Issuance of common stock                         --       600        --
         Tax benefit related to stock options                66        62   $   184



         P.  Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to be effective for financial statements issued for fiscal years beginning after December 31, 1997. SFAS 130 requires companies to display the components of comprehensive income with the same prominence as the other financial statements for all periods presented. The Company does not have any comprehensive income items as of June 30, 1999.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to be effective for financial statements issued for fiscal years beginning after December 15, 1997. The statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. The Company operates in a single business segment so no additional disclosures are required.

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this standard is not expected to have a material impact on reported results of the Company's operations.

2.       SALE OF COMMON STOCK
         --------------------

         In April 1997, the Company consummated a secondary public offering pursuant to which 425 and 1,300 shares were sold by the Company and its former parent, Waxman USA Inc. ("Waxman"), respectively, resulting in net proceeds of approximately $6.7 million to the Company. The Company used approximately $3.1 million to repay borrowings under its credit facility and the remainder for working capital. Subsequent to the secondary public offering, Waxman converted the remainder of the convertible non-voting preferred stock of the Company to common stock. As a result of the secondary offering and the subsequent conversion of preferred stock, Waxman owned 44.3% of the Company's common stock as of June 30, 1999 and 44.4% as of June 30, 1998.

3.       DEBT
         ----

         In April 1996, the Company entered into a revolving credit agreement with First Union National Bank of Florida ("First Union") for an unsecured three-year credit facility providing borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million. On January 6, 1999, in connection with the acquisition of U.S. Lock, (See Note 10 to the accompanying financial statements) the Company entered into an amended and restated credit agreement, the ("credit agreement"), with First Union. The credit agreement provides for an unsecured revolving credit facility and letter of credit facility providing borrowings of up to $15.0 million expiring December 31, 2001, and a seven year term loan of $33.0 million, proceeds of which were used to purchase U.S. Lock. Borrowings under the revolving credit facility bear interest at LIBOR plus 75 basis points. The Company is required to pay a commitment fee of 0.1% per annum on the unused commitment. The Company entered into an interest rate swap to minimize the risk and costs associated with changes in interest rates. The swap agreement is a contract to exchange the variable rate of three-month LIBOR + .825% on its term loan for fixed interest rate payments of 6.29%, payable quarterly. The interest swap has a notional amount of $33.0 million and a maturity date of December 31, 2005, corresponding with the term loan. The interest rate swap had a fair value of $1.0 million at June 30, 1999. The outstanding principal balance of the term loan is payable in 19 equal and consecutive quarterly payments of 1/20th of the original outstanding balance of the term loan commencing on April 30, 2001. All remaining unpaid principal and all accrued and unpaid interest thereon is due and payable in full on December 31, 2005.

         The credit agreement contains customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. At June 30, 1999, there were $0 of borrowings under the revolving credit agreement and there were $3.2 million of letters of credit outstanding.

         The Company made interest payments of $891 in fiscal 1999, $164 in fiscal 1998 and $116 in fiscal 1997.

4.       INCOME TAXES
         ------------

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities given the provisions of the enacted tax laws. The provisions for income taxes are detailed as follows:

                           FISCAL YEAR ENDED JUNE 30,
                           --------------------------

                          1999       1998       1997
                          ----       ----       ----
         Current:
         U.S. Federal   $ 8,690    $ 8,095    $ 6,697
         State            1,304      1,218        684
                        -------    -------    -------
                          9,994      9,313      7,381
         Deferred          (141)      (365)       149
                        -------    -------    -------
                        $ 9,853    $ 8,948    $ 7,530
                        =======    =======    =======


         Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities are as follows:


                                          JUNE 30,
                                          --------
                                      1999        1998
                                      ----        ----
         Inventories                $   970    $   781
         Accounts receivable            476        539
         Accrued benefits               242        176
         Other                          292        214
                                    -------    -------
         Deferred tax assets          1,980      1,710
                                    -------    -------
         Property                      (733)      (628)
         Deferred costs                (390)      (366)
                                    -------    -------
         Deferred tax liabilities    (1,123)      (994)
                                    -------    -------
                                    $   857    $   716
                                    =======    =======


         The following table reconciles the U.S. statutory rate applied to pretax income to the Company's provision for income taxes:


                           FISCAL YEAR ENDED JUNE 30,

                                         1999     1998       1997
                                         ----     ----       ----
         U.S. Statutory rate applied
           to pretax income            $ 8,776   $ 8,129    $ 6,848
         State taxes, net                  848       792        650
         Goodwill amortization             181        49         44
         Other                              48       (22)       (12)
                                       -------   -------    -------
         Provision for income taxes    $ 9,853   $ 8,948    $ 7,530
                                       =======   =======    =======

         All deferred tax accounts are considered to be realizable due to assumed future taxable income; thus, no valuation allowance has been recorded against the deferred tax assets.

         The Company made federal income tax payments of $8,972, $7,876 and $7,250 in fiscal 1999, 1998 and 1997, respectively, and state income tax payments of $2,025, $1,496 and $719 in fiscal 1999, 1998 and 1997, respectively.

5.       LEASE COMMITMENTS
         -----------------

         The Company leases its distribution centers and office facilities as well as certain equipment under operating lease agreements, which expire at various dates through 2009 with, in some cases, options to extend the terms of the leases.

         Future minimum payments, by year and in the aggregate, consist of the following at June 30, 1999:

         2000                                   $4,517
         2001                                    4,475
         2002                                    4,069
         2003                                    3,216
         2004                                    2,352
         Thereafter                              5,181
                                                 -----
         Total future minimum lease            $23,810
         payments                              =======


         Total rent expense was $4,104 in fiscal 1999, $3,458 in fiscal 1998 and $2,503 in fiscal 1997.

6.       BENEFIT PLANS
         -------------

         During fiscal 1997, the Company established a 401(k) retirement plan for employees. Employees are able to contribute up to 15% of pretax compensation and control the investment options for their entire account. Employees vest in Company contributions ratably over 5 years of service.

         Company contributions to the 401(k) plan are discretionary and may be changed each year as determined by the Board of Directors. In fiscal 1999 and 1998, the Company contributed $251 and $209, respectively, in matching contributions to the Company's 401(k) plan. The Board of Directors approved a 50% match of up to 4% of employee contributions for fiscal 2000.

         The Company offers no other post-retirement or post-employment benefits to its employees.

7.       EMPLOYEE STOCK PLANS
         --------------------

         The Company has established an Omnibus Incentive Plan (the "Omnibus Plan") and an Employee Stock Purchase Plan ("ESPP") under which an aggregate of 1,500 shares of common stock may be subject to awards. Under the Omnibus Plan, awards may be granted for no consideration and consist of stock options and other stock based awards. The Omnibus Plan was designed to provide an incentive to the officers and other key employees of the Company by making available to them an opportunity to acquire a proprietary interest in the Company.

         In fiscal 1999, 1998 and 1997, the Company granted options to employees which vest over four years and are exercisable for a ten year period. The following table sets forth stock options granted, exercised, canceled, expired and outstanding for each of the fiscal years ended 1999, 1998 and 1997:

                                             1999                 1998                    1997
                                             ----                 ----                    ----
                                                 Weighted              Weighted               Weighted
                                                  Average              Average                 Average
                                       Shares    Exercise    Shares    Exercise     Shares    Exercise
                                       (000's)    Price      (000's)    Price       (000's)    Price
                                       -------   --------    -------   --------     -------   --------
         Outstanding at
         beginning of year              937.4     $18.02      780.0    $16.91        507.5     $14.04

         Granted                        152.5     $13.71      215.0    $21.80        303.5     $21.43

         Exercised                       (5.7)    $14.00      (26.2)   $14.00        (13.0)    $14.04

         Canceled / Expired             (49.0)    $18.17      (31.4)   $19.63        (18.0)    $14.04
                                      -------                 -----                  -----
         Outstanding at end of        1,035.2     $17.39      937.4    $18.02        780.0     $16.91
         year                         =======                 =====                  =====

         Exercisable at end of          497.6     $16.86      276.7    $15.97        109.9     $14.04
         year

         Weighted average fair
         value of options
         granted during the
         year                         $  7.18                 $9.51                  $9.84

         As of June 30, 1999, 785 shares of common stock are available for issuance under the plan. The information relating to the different ranges of exercise prices of stock options as of June 30, 1999 are as follows:

                                                Options                               Options Exercisable
                                                -------                               -------------------
         Outstanding
         -----------
                                                       Weighted
                                      Number of         Average         Weighted      Number of
                                       Options         Remaining        Average        Options
          Actual Range of            Outstanding      Contractual       Exercise     Exercisable         Weighted Average
          Exercise Prices             at 6/30/99           Life           Price       at 6/30/99           Exercise Price
          ---------------             ----------           ----           -----       ----------           --------------
         $ 8.50 to $12.75               47.0              9.5            $10.25             0

         $13.25 to $19.75               519.5             7.2            $14.27         309.4                 $14.04

         $20.25 to $27.25               468.7             7.6            $21.56         188.2                 $21.49
                                       -------                                          -----
         $ 8.50 to $27.25              1,035.2            7.5            $17.39         497.6                 $16.86
                                       =======                                          =====


         The Company has chosen to continue to account for its options under the provisions of APB Statement No. 25 "Accounting for Stock Issued to Employees" and thus has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans, as the exercise price of options granted were equal to the fair value at the date of grant. Pro forma net income and net income per share for the fiscal years ended 1999, 1998, and 1997, assuming the Company had accounted for the plans as defined in SFAS No. 123, are as follows:

                                         1999             1998            1997
                                         ----             ----            ----
         Net Income-as reported        $15,215          $14,277         $12,035

         Net Income-pro forma          $13,297          $12,422         $10,783

         Basic Net Income per
         share- as reported            $  0.94          $  0.88         $  0.76

         Basic Net Income per
         share- pro forma              $  0.82          $  0.77         $  0.68

         Diluted Net Income per
         share-as reported               $0.94            $0.87           $0.75

         Diluted Net Income per
         share- pro forma                $0.82            $0.76           $0.67


         The assumptions regarding the stock options issued to executives in fiscal 1999 and fiscal 1998 are that the options vest equally over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. In fiscal 1999: dividend yield of 0.0%; expected volatility of 55.0%; risk free interest rate of 4.63%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years. In fiscal 1998: dividend yield of 0.0%; expected volatility of 38.4%; risk free interest rate of 6.05%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years. In fiscal 1997: dividend yield of 0.0%; expected volatility of 42.0%; risk free interest rate of 6.31%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years.

         The ESPP enables employees of the Company to subscribe for shares of common stock on annual offering dates at a purchase price which is 85% of the fair market value of the shares on the first day of the annual period. Employee contributions to the ESPP were $49, $195, and $415 for fiscal 1999, 1998, and 1997, respectively. Pursuant to the ESPP, 6, 11, and 35 shares were issued to employees during fiscal 1999, 1998, and 1997, respectively.

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         The Company engages in business transactions with Waxman Industries and its subsidiaries. Products purchased for resale from Waxman Industries and its subsidiaries totaled $18,176 in fiscal 1999, $15,307 in fiscal 1998 and $13,702 in fiscal 1997. Sales to these entities totaled $79 in fiscal 1999, $517 in fiscal 1998 and $140 in fiscal 1997. The Company also entered into a five year rental agreement with Waxman Industries in fiscal 1998 for the leasing of a warehouse facility in the normal course of business. The Company prepaid all rent totaling $500. This warehouse facility was purchased as part of the U.S. Lock acquisition (See Note 10) and any unamortized prepaid rent was reduced from the purchase price of the acquisition. See Note 10 for the acquisition of LeRan Gas Products and US Lock Corporation.

         The Company and Waxman Industries provide to, and receive from each other certain selling, general and administrative services,("S,G&A") expenses, and reimburse each other for out-of-pocket disbursements related to those services. The Company charged Waxman and was reimbursed for $293, $431 and $1,056 for S,G&A expenses in each of fiscal 1999, 1998 and 1997. The Company was charged by and reimbursed Waxman $65, $0 and $217 for S,G&A expenses in each of fiscal 1999, 1998 and 1997.

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's financial position, liquidity or results of operations.

10.      ACQUISITIONS
         ------------

         On July 1, 1997, the Company acquired substantially all of the assets of LeRan Gas Products, an operating unit of Waxman Industries, accounted for using the purchase method of accounting. The acquisition price was $3.8 million, of which $3.2 million was paid in cash and the remainder was paid by the issuance to Waxman of 25 shares of the common stock of the Company. The operations related to these assets, which are not material to the Company's financial statements, have been included in the results of the Company since the date of acquisition.

         On January 8, 1999, Barnett Inc. acquired the U.S. Lock ("U.S. Lock") division of WOC, Inc., an indirect wholly-owned subsidiary of Waxman Industries, Inc. for a cash purchase price of approximately $33.0 million and the assumption of liabilities of approximately $2.0 million. The effective date of the U.S. Lock acquisition was January 1, 1999.

         The acquisition of U.S. Lock was accounted for as a purchase. Accordingly, the purchase price was allocated to the net identifiable assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $23.0 million. This has been accounted for as goodwill and is being amortized over 40 years using the straight line method.

         The following unaudited pro forma information presents a summary of consolidated results of operations of Barnett Inc. and U.S. Lock as if the acquisition had occurred at the beginning of fiscal year 1998, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects (dollars in thousands, except per share data).


-------------------------- ----------- ------------ -------------- --- ---------------
                                                      Fiscal Year          Fiscal Year
-------------------------- ----------- ------------  Ended 6-30-99 ---  Ended 6-30-98
-------------------------- ----------- ------------ -------------- --- ---------------
Net sales                                                 $254,736            $222,339
-------------------------- ----------- ------------ -------------- --- ---------------
Net income                                                $ 15,281            $ 14,092
-------------------------- ----------- ------------ -------------- --- ---------------
Diluted earnings per share                                $   0.94            $   0.86
-------------------------- ----------- ------------ -------------- --- ---------------


                 SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Quarterly Results of Operations:

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 1999 and 1998 (in thousands, except per share amounts)


---------- --------------- ---------------- ------------ --------------
                                                             Diluted
---------- --------------- ---------------- ------------ --------------
                                                             Earnings
---------- --------------- ---------------- ------------ --------------
                 Net             Gross           Net           Per
---------- --------------- ---------------- ------------ --------------
                Sales            Profit         Income        share
                -----            ------         ------        -----
---------- --------------- ---------------- ------------ --------------
1999
---------- --------------- ---------------- ------------ --------------
Fourth         $66,984          $22,131         $3,882        $0.24
---------- --------------- ---------------- ------------ --------------
Third           63,879           21,606          3,827         0.24
---------- --------------- ---------------- ------------ --------------
Second          58,120           19,278          4,065         0.25
---------- --------------- ---------------- ------------ --------------
First           52,391           17,176          3,441         0.21
---------- --------------- ---------------- ------------ --------------

---------- --------------- ---------------- ------------ --------------
1998
---------- --------------- ---------------- ------------ --------------
Fourth         $51,577          $17,445         $3,872        $0.24
---------- --------------- ---------------- ------------ --------------
Third           49,465           16,618          3,301         0.20
---------- --------------- ---------------- ------------ --------------
Second          51,767           17,660          3,821         0.23
---------- --------------- ---------------- ------------ --------------
First           46,769           15,720          3,283         0.20
---------- --------------- ---------------- ------------ --------------

---------- --------------- ---------------- ------------ --------------

---------- --------------- ---------------- ------------ --------------

---------- --------------- ---------------- ------------ --------------

---------- --------------- ---------------- ------------ --------------

---------- --------------- ---------------- ------------ --------------

---------- --------------- ---------------- ------------ --------------

                          BARNETT INC. AND SUBSIDIARIES

                  VALUATION AND QUALIFYING ACCOUNT AND RESERVES
                                   SCHEDULE II
                                 (IN THOUSANDS)


                                                                                       Additions
                                                           Additions                   Charged to       Balance
                                          Balance at       Charged to                    Other         at End of
                                          Beginning        Costs and     Deductions     Accounts         Period
                                          of Period         Expenses         (A)          (B)

Allowance for Doubtful Accounts:

  Fiscal Year Ended June 30, 1999          $1,231             872           (766)         643             $1,980

  Fiscal Year Ended June 30, 1998          $  864             616           (668)         419             $1,231

  Fiscal Year Ended June 30, 1997          $  722             621           (479)           0             $  864



(A) Uncollectible accounts written off, net of recoveries

(B) Allowance for doubtful accounts resulting from the acquisitions of U.S. Lock in fiscal 1999 and LeRan Gas Products in fiscal 1998.