Form 10-Q
period 1999-09-30
BARNETT INC
filed 1999-11-10
CIK 898172

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

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

                                    Yes X     No



16,247,444 shares of Common Stock, $.01 par value, were issued and outstanding as of October 31, 1999.

                                  BARNETT INC.

                               INDEX TO FORM 10-Q
                               ------------------


                                                                                        PAGE
                                                                                        ----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1999 and June 30, 1999          3-4

        Consolidated Statements of Income for the Three Months Ended September
        30, 1999 and 1998                                                                 5

        Consolidated Statements of Cash Flows for the Three Months Ended
        September 30, 1999 and 1998                                                       6

        Notes to Consolidated Financial Statements                                      7-8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                          9-12

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K                                                 12

SIGNATURES
----------


PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                  BARNETT INC.
                                  ------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      SEPTEMBER 30, 1999 AND JUNE 30, 1999
                                ($ IN THOUSANDS)

                                     ASSETS


                                                             SEPT. 30,       JUNE 30,
                                                               1999            1999
                                                               ----            ----
                                                            (UNAUDITED)

CURRENT ASSETS:
  Cash                                                       $   6,830      $   3,421
  Accounts receivable, net                                      36,462         35,914
  Inventories                                                   54,646         52,733
  Prepaid expenses                                               2,323          2,873
                                                             ---------      ---------
              Total current assets                             100,261         94,941
                                                             ---------      ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                         8,651          8,265
  Furniture and fixtures                                         4,825          4,662
  Machinery and equipment                                       20,595         19,352
  Building and improvements                                      7,285          7,281
                                                             ---------      ---------
                                                                41,356         39,560
Less accumulated depreciation and amortization                 (17,122)       (15,978)
                                                             ---------      ---------
Property and equipment, net                                     24,234         23,582

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET        27,160         27,353

DEFERRED TAX ASSETS, NET                                           857            857

OTHER ASSETS                                                     2,747          2,453
                                                             ---------      ---------
                                                             $ 155,259      $ 149,186
                                                             =========      =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      SEPTEMBER 30, 1999 AND JUNE 30, 1999
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          SEPT.30,      JUNE 30,
                                                            1999          1999
                                                            ----          ----
                                                         (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                        $ 21,808     $ 20,061
  Accrued liabilities                                        3,286        4,061
  Accrued income taxes                                       1,493          151
  Accrued interest                                             342          342
                                                          --------     --------
              Total current liabilities                     26,929       24,615
                                                          --------     --------


Long-Term Debt                                              33,000       33,000

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    16,237 shares at September 30, 1999 and 16,218 at
    June 30, 1999                                              162          162
  Paid-in capital                                           48,078       47,937
  Retained earnings                                         47,090       43,472
                                                          --------     --------

              Total stockholders' equity                    95,330       91,571
                                                          --------     --------
                                                          $155,259     $149,186
                                                          ========     ========




           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      SEPTEMBER 30,
                                                   1999           1998
                                                   ----           ----

Net sales                                        $ 67,400      $ 52,391

Cost of sales                                      45,666        35,215
                                                 --------      --------

  Gross profit                                     21,734        17,176

Selling, general and administrative expenses       15,217        11,578
                                                 --------      --------

  Operating income                                  6,517         5,598

Interest income (expense)                            (487)           (1)
                                                 --------      --------

  Income before income taxes                        6,030         5,597

Provision for income taxes                          2,412         2,156
                                                 --------      --------

  Net income                                     $  3,618      $  3,441
                                                 ========      ========


Earnings per share:
  Basic                                          $   0.22      $   0.21
  Diluted                                        $   0.22      $   0.21


Weighted average shares outstanding:
  Basic                                            16,218        16,212
  Diluted                                          16,219        16,274



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  BARNETT INC.
                                  ------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                ($ IN THOUSANDS)


                                                                          SEPTEMBER 30,
                                                                        1999         1998
                                                                        ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
  Net income                                                          $ 3,618      $ 3,441
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                       1,391        1,040
  Changes in assets and liabilities:
    (Increase) Decrease in accounts receivable, net                      (548)         162
    Increase in inventories                                            (1,913)      (4,298)
    Decrease (Increase) in prepaid expenses                               550         (388)
    Changes in other assets                                              (348)         431
    Increase in accounts payable                                        1,746        2,175
    Increase in accrued liabilities                                       567        1,499
                                                                      -------      -------

              Net Cash Provided by Operating Activities                 5,063        4,062
                                                                      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
  Capital expenditures, net                                            (1,796)      (1,718)
                                                                      -------      -------

              Net Cash Used in Investing Activities                    (1,796)      (1,718)
                                                                      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
  Borrowings under credit agreements                                       --        5,618
  Repayments under credit agreements                                       --       (6,332)
  Net proceeds from issuance of common stock                              142           78
                                                                      -------      -------

              Net Cash Provided by (Used in) Financing Activities         142         (636)
                                                                      -------      -------

NET INCREASE IN CASH                                                    3,409        1,708

BALANCE, BEGINNING OF PERIOD                                            3,421          450
                                                                      -------      -------

BALANCE, END OF PERIOD                                                $ 6,830      $ 2,158
                                                                      =======      =======




           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  BARNETT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

The consolidated financial statements include the accounts of Barnett Inc. (a Delaware corporation) and its wholly owned subsidiary, U.S. Lock Corporation (collectively, the "Company"). All material intercompany transactions have been eliminated.

The consolidated statements of income for the three months ended September 30, 1999 and 1998, the consolidated balance sheet as of September 30, 1999 and the consolidated statements of cash flows for the three months ended September 30, 1999 and 1998 have been prepared by the Company without audit, while the consolidated balance sheet as of June 30, 1999 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 1999 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
         ----------------------------------

Cash payments during the three months ended September 30, 1999 and 1998 included income taxes of $0.2 million and $0.5 million, respectively, and interest of $525,000 and $15,000, respectively.

NOTE 4 - BUSINESS ACQUISITION
         --------------------

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

The following unaudited pro forma information presents a summary of consolidated results of operations of Barnett Inc. and U.S. Lock as if the acquisition had occurred at the beginning of fiscal year 1999, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects (dollars in thousands, except per share data).


                                      Three Months
                                     Ended 9-30-98
--------------------------------------------------
Net sales                                  $58,940
Net income                                  $3,469
Earnings per share                           $0.21
--------------------------------------------------

NOTE 5 - EARNINGS PER SHARE
         ------------------

Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding are common stock equivalents from stock options outstanding in the quarters ended September 30, 1999 and 1998.

NOTE 6 - IMPACT OF ACCOUNTING STANDARDS
         ------------------------------

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a material impact on reported results of the Company's operations.

NOTE 7 - ACCOUNTING CHANGE
         -----------------

In the first quarter of fiscal year 2000, the Company adopted Statement of Position ("SOP")No. 98-5, "Reporting on the Costs of Start-Up Activities" which requires expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The adoption of this SOP resulted in certain Balance Sheet re-classifications in addition to write-offs charged directly to operations, of the costs capitalized as of June 30, 1999.

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

OVERVIEW
--------

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to approximately 73,400 active customers throughout the United States, the Caribbean and South America. Effective January 1, 1999, the Company acquired U.S. Lock, a division of WOC, Inc., a wholly-owned subsidiary of Waxman Industries, Inc., for a cash purchase price of $33.0 million and the assumption of liabilities estimated at approximately $2.0 million. The Company offers approximately 21,000 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. The Company markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, liquid propane gas ("LP Gas") dealers and locksmiths. The Company's staff of over 140 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 40 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers.

RESULTS OF OPERATIONS

               THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
               ---------------------------------------------------
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                      -------------------------------------

NET SALES
---------

Net sales increased $15.0 million, or 28.6% to $67.4 million in the three months ended September 30, 1999 from $52.4 million in the corresponding prior year period. Approximately 85.8% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 11 telesalespersons internally and 24 telesalespersons acquired with U.S. Lock, compared to the prior year period. The remainder of the net sales increase was attributable to the Company's outside sales force, integrated account management teams, factory direct programs and the Company's export division. New customers garnished from the Company's promotional flyer campaigns contributed approximately $2.5 million to the net sales increase during the three months ended September 30, 1999 year. Also contributing to the net sales increase for three month period was revenue from new product introductions approximating $2.8 million.

    As noted above, the Company began an integration of its outside sales force with its telesales force. The integrated account management provides synergies with improved customer knowledge, as well as superior customer service and quicker response times. These integrated account management teams produced revenue increases in three months ended September 30, 1999 exceeding 21%. Additionally, the Company's export division, primarily consisting of a small dedicated international telesales staff, garnished revenue increases in excess of 30%. Furthermore, the Company continues to invest in its factory direct programs whereby products are shipped directly to the customer from certain suppliers and manufacturers. These programs yielded more than 33% revenue increases in three months ended September 30, 1999.

The Company opened its 33rd distribution center in Birmingham, Alabama in September 1998 and its 34th distribution center in Parsippany, New Jersey in March 1999. U.S. Lock opened its 6th distribution center in Dallas, Texas in March 1999. These three new distribution centers averaged a 38.5% sales increase over the base business transferred to them in the three months ended September 30, 1999.

GROSS PROFIT
------------

Gross profit increased by 26.5% to $21.7 million in the three months ended September 30, 1999 from $17.2 million in the corresponding prior year period. Gross profit margin decreased to 32.2% for the three months ended September 30, 1999 from 32.8% for the same period last year, primarily as a result of the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 31.4% to $15.2 million for the three months ended September 30, 1999, from $11.6 million for the comparable prior year period. The increase is primarily due to combining the expenses of U.S. Lock along with occupancy and other expenses related to the opening of three new distribution centers in the prior year. Increased expenses also relate to the addition of eleven telesales personnel and four outside salesmen compared to the prior year period. Increased wages and training costs related to personnel turnover in various distribution centers, also contributed to the increased expense level, as well as the amortization of goodwill related to the U.S. Lock acquisition.

PROVISION FOR INCOME TAXES
--------------------------

The provision for income taxes increased $0.3 million or 11.9% to $2.4 million for the three months ended September 30, 1999 from $2.2 million for the three months ended September 30, 1998 primarily as a result of increased operating income and the non-deductibility of the goodwill amortization.

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

The Company had identified all computer-based systems and applications (including embedded systems) that are not Year 2000 compliant and determined what revisions, replacements or updates were needed to achieve compliance. Management believes that all of the systems are compliant currently.

The Company had put in place project teams dedicated to implementing a Year 2000 solution. The teams have actively worked to achieve the objectives of Year 2000 compliance. The work included the modification of certain existing systems, replacing hardware and software for other systems, the creation of contingency plans, and surveying suppliers of goods and services with whom the Company does business.

The Company used standard methodology with three phases for the Year 2000 compliance project. Phase I included conducting a complete inventory of potentially affected areas of the business (including information technology and non-information technology), assessing and prioritizing the information collected during the inventory, and completing project plans to address all key areas of the project. Phase II included the remediation and testing of all mission critical areas of the project, surveying suppliers of goods and services with whom the Company does business, and the creation of contingency plans to address potential Year 2000 related problems. Phase III of the project included the remediation and testing of non- mission critical areas of the project, and the implementation of contingency plans as may be necessary. The Company has completed all phases of this project as of September 30, 1999.

The Company used both internal and external resources to reprogram, replace, and test the software and hardware for Year 2000 compliance. Year 2000 work for mission critical and most non-mission critical systems and testing of all system revisions is complete. The expenses associated with this project included both a reallocation of existing internal resources plus the use of outside services. Project expenses to date amount to approximately $35,000.

In addition to addressing internal systems, the Company's Year 2000 project team has surveyed suppliers of goods and services with whom the Company does business. This was done to determine the extent to which the Company is vulnerable to failures by third parties to remedy their own Year 2000 issues. However, there can be no guarantee that the systems of other companies, including those on which the Company's systems interact, will be timely converted. A failure to convert by another company on a timely basis or a conversion by another company that is incompatible with the Company's systems, may have an adverse effect on the Company.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      a)  Exhibits:

          (27) Financial Data Schedule


All other items in Part II are either inapplicable to the Company during the quarter ended September 30, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BARNETT INC.
                                                  REGISTRANT



DATE: NOVEMBER 10, 1999                           By: /s/ Andrea Luiga
                                                  Andrea Luiga
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)