Form 10-Q
period 1999-12-31
BARNETT INC
filed 2000-02-01
CIK 898172

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                              Yes X        No



16,247,444 shares of Common Stock, $.01 par value, were issued and outstanding as of January 31, 2000.

================================================================================

                                  BARNETT INC.

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements

              Consolidated Balance Sheets as of December 31, 1999
              and June 30, 1999                                              3-4

              Consolidated Statements of Income for the Six Months
              and  Three Months Ended December 31, 1999 and 1998              5

              Consolidated Statements of Cash Flows for the Six
              Months Ended December 31, 1999 and 1998                         6

              Notes to Consolidated Financial Statements                    7-8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     9-13

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                    14
-----------

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                                                            BARNETT INC.
                                                            ------------

                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------

                                                DECEMBER 31, 1999 AND JUNE 30, 1999
                                             ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               ASSETS

                                                                                   DECEMBER 31,             JUNE 30,
                                                                                       1999                   1999
                                                                                       ----                   ----
                                                                                    (UNAUDITED)

CURRENT ASSETS:
  Cash                                                                              $   4,308              $   3,421
  Accounts receivable, net                                                             38,130                 35,914
  Inventories                                                                          60,036                 52,733
  Prepaid expenses                                                                      3,393                  2,873
                                                                                    ---------              ---------
              Total current assets                                                    105,867                 94,941
                                                                                    ---------              ---------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                                                9,054                  8,265
  Furniture and fixtures                                                                5,080                  4,662
  Machinery and equipment                                                              21,979                 19,352
  Building and improvements                                                             7,286                  7,281
                                                                                    ---------              ---------
                                                                                       43,399                 39,560
Less accumulated depreciation and amortization                                        (18,380)               (15,978)
                                                                                    ---------              ---------
Property and equipment, net                                                            25,019                 23,582

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET                               26,966                 27,353

DEFERRED TAX ASSETS, NET                                                                  857                    857

OTHER ASSETS                                                                            2,775                  2,453
                                                                                    ---------              ---------
                                                                                    $ 161,484              $ 149,186
                                                                                    =========              =========







       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.





                                                            BARNETT INC.

                                                    CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31, 1999 AND JUNE 30, 1999
                                             ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 DECEMBER 31,             JUNE 30,
                                                                                     1999                   1999
                                                                                     ----                   ----
                                                                                  (UNAUDITED)

CURRENT LIABILITIES:
  Accounts payable                                                                  $ 24,628               $ 20,061
  Accrued liabilities                                                                  3,496                  4,061
  Accrued income taxes                                                                   103                    151
  Accrued interest                                                                       343                    342
                                                                                    --------               --------
              Total current liabilities                                               28,570                 24,615
                                                                                    --------               --------


Long-Term Debt                                                                        33,000                 33,000

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    16,247 shares at December 31, 1999 and 16,218 at
    June 30, 1999                                                                        162                    162
  Paid-in capital                                                                     48,152                 47,937
  Retained earnings                                                                   51,600                 43,472
                                                                                    --------               --------

              Total stockholders' equity                                              99,914                 91,571
                                                                                    --------               --------
                                                                                    $161,484               $149,186
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


                                                            BARNETT INC.
                                                            ------------

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------

                                                            (UNAUDITED)
                                FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                       DEC. 31                               DEC. 31
                                                       -------                               -------
                                               1999              1998               1999               1998
                                               ----              ----               ----               ----

Net sales                                   $138,472           $110,511           $ 71,072           $ 58,120

Cost of sales                                 93,386             74,057             47,720             38,842
                                            --------           --------           --------           --------

Gross profit                                  45,086             36,454             23,352             19,278

Selling, general and
administrative expenses                       30,590             24,178             15,373             12,600
                                            --------           --------           --------           --------

Operating income                              14,496             12,276              7,979              6,678
Interest expense, net                            969                 66                482                 65
                                            --------           --------           --------           --------

Income before income taxes                    13,527             12,210              7,497              6,613

Provision for income taxes                     5,397              4,704              2,985              2,548
                                            --------           --------           --------           --------

Net income                                  $  8,130           $  7,506           $  4,512           $  4,065
                                            ========           ========           ========           ========


Basic earnings per share                    $   0.50           $   0.46           $   0.28           $   0.25
Diluted earnings per share                  $   0.50           $   0.46           $   0.28           $   0.25

Weighted average shares outstanding:
Basic                                         16,233             16,212             16,247             16,212
Diluted                                       16,235             16,223             16,251             16,216







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




                                                            BARNETT INC.
                                                            ------------

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               -------------------------------------
                                                            (UNAUDITED)

                                        FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                                          ($ IN THOUSANDS)

                                                                                                   DECEMBER 31,
                                                                                            1999                  1998
                                                                                            ----                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $  8,130             $  7,506
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                            2,789                2,164
  Changes in assets and liabilities:
    Increase in accounts receivable, net                                                    (2,216)              (4,475)
    Increase in inventories                                                                 (7,303)             (10,493)
    Increase in prepaid expenses                                                              (520)                (767)
    Changes in other assets                                                                   (322)                 (47)
    Increase in accounts payable                                                             4,567                3,677
    Decrease in accrued liabilities                                                           (612)                 (85)
                                                                                          --------             --------

              Net Cash Provided by (Used in) Operating Activities                            4,513               (2,520)
                                                                                          --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                                 (3,841)              (3,975)
                                                                                          --------             --------

              Net Cash Used in Investing Activities                                         (3,841)              (3,975)
                                                                                          --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement                                                           --                 23,778
  Repayments under credit agreement                                                           --                (17,491)
  Net proceeds from issuance of common stock-stock options, grants                             215                   78
  Issuance of common stock                                                                    --                      1
                                                                                          --------             --------
              Net Cash Provided by Financing Activities                                        215                6,366
                                                                                          --------             --------

NET INCREASE (DECREASE) IN CASH                                                                887                 (129)

BALANCE, BEGINNING OF PERIOD                                                                 3,421                  450
                                                                                          --------             --------

BALANCE, END OF PERIOD                                                                    $  4,308             $    321
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

                                DECEMBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Barnett Inc. (a Delaware corporation) and its wholly owned subsidiary, U.S. Lock Corporation (collectively, the "Company"). All material intercompany transactions have been eliminated.

The consolidated statements of income for the six months and three months ended December 31, 1999 and 1998, the consolidated balance sheet as of December 31, 1999 and the consolidated statements of cash flows for the six months ended December 31, 1999 and 1998 have been prepared by the Company without audit, while the consolidated balance sheet as of June 30, 1999 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of December 31, 1999 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

NOTE 2 - BUSINESS

The Company operates in a single business segment -- the distribution of plumbing, electrical, hardware and security hardware products, utilizing mail order catalogs and a telesales program. The Company's various products are economically similar and do not require separate segment reporting.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments during the six months ended December 31, 1999 and 1998 included income taxes of $5.6 million and $5.1 million, respectively, and interest of $1.0 million and $14,000, respectively.

NOTE 4 - BUSINESS ACQUISITION

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


                                          Three Months                      Six Months
                                        Ended 12-31-98                  Ended 12-31-98
--------------------------------------------------------------------------------------
Net sales                                      $64,932                        $123,873
Net income                                      $4,103                          $7,572
Earnings per share                               $0.25                           $0.47
--------------------------------------------------------------------------------------



NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding are common stock equivalents from stock options outstanding in the six months and three months ended December 31, 1999 and 1998.

NOTE 6 - IMPACT OF ACCOUNTING STANDARDS

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

OVERVIEW

The Company is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to approximately 73,000 active customers throughout the United States, the Caribbean and South America. Effective January 1, 1999, the Company acquired U.S. Lock, a division of WOC, Inc., a wholly-owned subsidiary of Waxman Industries, Inc., for a cash purchase price of $33.0 million and the assumption of liabilities estimated at approximately $2.0 million. The Company offers approximately 21,000 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. The Company markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, liquid propane gas ("LP Gas") dealers and locksmiths. The Company's staff of over 140 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 42 distribution centers strategically located in 36 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers.

RESULTS OF OPERATIONS

                SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH
                       SIX MONTHS ENDED DECEMBER 31, 1998

NET SALES

Net sales increased $28.0 million, or 25.3%, to $138.5 million in the six months ended December 31, 1999 from $110.5 million in the corresponding prior year period. Approximately 87.7% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 22 telesalespersons acquired with U.S. Lock, compared to the prior year period. The remainder of the net sales increase was attributable to the Company's outside sales force, integrated account management teams, factory direct programs and the Company's export division. New customers garnished from the Company's promotional flyer campaigns contributed approximately $6.0 million to the net sales increase for the six months ended December 31, 1999. Also contributing to the net sales increase for the six month period was revenue from new product introductions approximating $5.9 million.

Last year, the Company began an integration of its outside sales force with its telesales force. The integrated account management provides synergies with improved customer knowledge, as well as superior customer service and quicker response times. These integrated account management teams produced revenue increases in six months ending December 31, 1999 exceeding 20%. Additionally, the Company's export division, primarily consisting of a small dedicated international telesales staff, garnished revenue increases in excess of 27%. Furthermore, the Company continues to invest in its factory direct programs whereby products are shipped directly to the customer from certain suppliers and manufacturers. These programs yielded more than 30% revenue increases in the six months ended December 31, 1999.

The Company opened its 41st distribution center in Orlando, Florida in October 1999 and its 42nd distribution center in Phoenix, Arizona in December 1999. The sales contribution from these new distribution centers was not significant for the current six month period.

GROSS PROFIT

Gross profit increased by 23.7% to $45.1 million in the six months ended December 31, 1999 from $36.5 million in the corresponding prior year period. Gross profit margins decreased to 32.6% for the six months ended December 31, 1999 from 33.0% for the same period last year, primarily as a result of the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 26.5% to $30.6 million for the six months ended December 31, 1999, from $24.2 million for the comparable prior year period. The increase is primarily due to combining the expenses of U.S. Lock along with the occupancy and other expenses related to the opening of two new distribution centers in the current fiscal year. Increased wages and training costs related to personnel turnover in various distribution centers, also contributed to the increased expense level, as well as the amortization of goodwill related to the U.S. Lock acquisition.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $0.7 million or 14.7% to $5.4 million for the six months ended December 31, 1999 from $4.7 million for the six months ended December 31, 1998, primarily as a result of increased operating income and the non-deductibility of the goodwill amortization.

               THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH
                      THREE MONTHS ENDED DECEMBER 31, 1998

NET SALES

Net sales increased $13.0 million, or 22.3%, to $71.1 million in the three months ended December 31, 1999 from $58.1 million in the corresponding prior year period. Approximately 89.7% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 22 telesalespersons acquired with U.S. Lock, compared to the prior year period. The remainder of the net sales increase was attributable to the Company's outside sales force, integrated account management teams, factory direct programs and the Company's export division. New customers garnished from the Company's promotional flyer campaigns contributed approximately $2.2 million to the net sales increase for the three months ended December 31, 1999. Also contributing to the net sales increase for the three month period was revenue from new product introductions approximating $3.0 million.

As noted above, last fiscal year, the Company began an integration of its outside sales force with its telesales force. The integrated account management provides synergies with improved customer knowledge, as well as superior customer service and quicker response times. These integrated account management teams produced revenue increases in three months ending December 31, 1999 exceeding 19%. Additionally, the Company's export division, primarily consisting of a small dedicated international telesales staff, garnished revenue increases in excess of 24%. Furthermore, the Company continues to invest in its factory direct programs whereby products are shipped directly to the customer from certain suppliers and manufacturers. These programs yielded more than 38% revenue increases in the three months ended December 31, 1999.

The Company opened its 41st distribution center in Orlando, Florida in October 1999 and its 42nd distribution center in Phoenix, Arizona in December 1999. The sales contribution from these new distribution centers was not significant for the current three month period.

GROSS PROFIT

Gross profit increased by 21.1% to $23.4 million in the three months ended December 31, 1999 from $19.3 million in the corresponding prior year period. Gross profit margins decreased to 32.9% for the three months ended December 31, 1999 from 33.2% for the same period last year, primarily as a result of the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses increased 22.0% to $15.4 million for the three months ended December 31, 1999, from $12.6 million for the comparable prior year period. The increase is primarily due to combining the expenses of U.S. Lock along with the occupancy and other expenses related to the opening of two new distribution centers in the current fiscal year. Increased wages and training costs related to personnel turnover in various distribution centers, also contributed to the increased expense level, as well as the amortization of goodwill related to the U.S. Lock acquisition.

PROVISION FOR INCOME TAXES

The provision for income taxes increased $0.4 million or 17.2% to $3.0 million for the three months ended December 31, 1999 from $2.5 million for the three months ended December 31, 1998, primarily as a result of increased operating income and the non-deductibility of the goodwill amortization.

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

The Company had identified all computer-based systems and applications (including embedded systems) that were not Year 2000 compliant and determined what revisions, replacements or updates were needed to achieve compliance. Management believes that all of the systems are compliant currently.

The Company had put in place project teams dedicated to implementing a Year 2000 solution. The teams actively worked to achieve the objectives of Year 2000 compliance. The work included the modification of certain existing systems, replacing hardware and software for other systems, the creation of contingency plans, and surveying suppliers of goods and services with whom the Company does business.

The Company used standard methodology with three phases for the Year 2000 compliance project. Phase I included conducting a complete inventory of potentially affected areas of the business (including information technology and non-information technology), assessing and prioritizing the information collected during the inventory, and completing project plans to address all key areas of the project. Phase II included the remediation and testing of all mission critical areas of the project, surveying suppliers of goods and services with whom the Company does business, and the creation of contingency plans to address potential Year 2000 related problems. Phase III of the project included the remediation and testing of non- mission critical areas of the project, and the implementation of contingency plans as may be necessary. The Company completed all phases of this project as of September 30, 1999.

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

In addition to addressing internal systems, the Company's Year 2000 project team surveyed suppliers of goods and services with whom the Company does business. This was done to determine the extent to which the Company is vulnerable to failures by third parties to remedy their own Year 2000 issues. However, there can be no guarantee that the systems of other companies, including those on which the Company's systems interact, will be timely converted. A failure to convert by another company on a timely basis or a conversion by another company that is incompatible with the Company's systems, may have an adverse effect on the Company.

Based on the information available at the time of this filing, the Company has not experienced any significant Year 2000 related issues that would have an adverse effect on the Company's business operations and financial condition. There can be no assurance, however, that all potential Year 2000 related issues have been discovered.





PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  (27) Financial Data Schedule

         b)       No Reports on Form 8-K were filed.


All other items in Part II are either inapplicable to the Company during the quarter ended December 31, 1999, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BARNETT INC.
                                         REGISTRANT



DATE: FEBRUARY 1, 2000                   By: /s/ Andrea Luiga
                                         Andrea Luiga
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)