Form 10-Q
period 2000-03-31
BARNETT INC
filed 2000-05-15
CIK 898172

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                    Yes X    No



16,263,928 shares of Common Stock, $.01 par value, were issued and outstanding as of April 30, 2000.

________________________________________________________________________________

                          BARNETT INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I.       FINANCIAL INFORMATION
-------       ---------------------

Item 1.       Financial Statements

              Consolidated Balance Sheets as of March 31, 2000
              and June 30, 1999                                              3-4

              Consolidated Statements of Income for the Nine Months
              and Three Months Ended March 31,2000 and 1999                    5

              Consolidated Statements of Cash Flows for the
              Nine Months Ended March 31,2000 and 1999                         6

              Notes to Consolidated Financial Statements                     7-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-13

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk                                                     13

PART II. OTHER INFORMATION
-------- -----------------

Item 4. Submission of Matters To A Vote of Security Holders                   14

Item 6. Exhibits and Reports on Form 8-K                                      14

Signatures                                                                    15
----------

PART I. FINANCIAL INFORMATION
------- ---------------------

ITEM 1. FINANCIAL STATEMENTS


                          BARNETT INC. AND SUBSIDIARIES
                          -----------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        MARCH 31, 2000 AND JUNE 30, 1999
                    ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   March 31,         June 30,
                                                                     2000              1999
                                                                     ----              ----
                                                                  (Unaudited)

CURRENT ASSETS:
  Cash                                                            $   5,376          $   3,421
  Accounts receivable, net                                           38,054             35,914
  Inventories                                                        59,003             52,733
  Prepaid expenses                                                    3,809              2,873
                                                                   --------           --------
              Total current assets                                  106,242             94,941
                                                                   --------           --------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                              9,287              8,265
  Furniture and fixtures                                              5,215              4,662
  Machinery and equipment                                            23,012             19,352
  Building and improvements                                           7,283              7,281
                                                                   --------           --------
                                                                     44,797             39,560
Less accumulated depreciation and amortization                      (19,664)           (15,978)
                                                                   --------           --------
Property and equipment, net                                          25,133             23,582

COST OF BUSINESSES IN EXCESS OF NET ASSETS ACQUIRED, NET             26,429             27,353

DEFERRED TAX ASSETS, NET                                                857                857

OTHER ASSETS                                                          2,840              2,453
                                                                   --------           --------
                                                                  $ 161,501          $ 149,186
                                                                   ========           ========



       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          BARNETT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        MARCH 31, 2000 AND JUNE 30, 1999
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,          June 30,
                                                                    2000               1999
                                                                    ----               ----
                                                                 (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                                               $  20,148          $  20,061
  Accrued liabilities                                                4,017              4,061
  Accrued income taxes                                                 165                151
  Accrued interest                                                     336                342
                                                                  --------           --------
              Total current liabilities                             24,666             24,615
                                                                  --------           --------


Long-Term Debt                                                      33,000             33,000

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value per share:
    Authorized 40,000 shares; Issued and outstanding
    16,247 shares at March 31, 2000 and 16,218 at
    June 30, 1999                                                      162                162
  Paid-in capital                                                   48,152             47,937
  Retained earnings                                                 55,521             43,472
                                                                  --------           --------

              Total stockholders' equity                           103,835             91,571
                                                                  --------           --------
                                                                 $ 161,501          $ 149,186
                                                                  ========           ========




           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          BARNETT INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              Nine Months Ended                     Three Months Ended
                                                  March 31                                March 31
                                                  --------                                --------
                                              2000              1999              2000              1999
                                              ----              ----              ----              ----

Net sales                                  $ 211,820          $ 174,390         $ 73,348          $ 63,879

Cost of sales                                142,271            116,330           48,885            42,273
                                            --------           --------          -------           -------

Gross profit                                  69,549             58,060           24,463            21,606

Selling, general and
administrative expenses                       47,970             38,790           17,380            14,612
                                            --------           --------          -------           -------

Operating income                              21,579             19,270            7,083             6,994
Interest expense, net                          1,479                674              510               608
                                            --------           --------          -------           -------

Income before income taxes                    20,100             18,596            6,573             6,386

Provision for income taxes                     8,049              7,263            2,652             2,559
                                            --------           --------          -------           -------

Net income                                 $  12,051          $  11,333         $  3,921          $  3,827
                                            ========           ========          =======           =======


Basic earnings per share                   $    0.74          $    0.70         $   0.24          $   0.24
Diluted earnings per share                 $    0.74          $    0.70         $   0.24          $   0.24

Weighted average shares outstanding:
Basic                                         16,238             16,212           16,247            16,212
Diluted                                       16,243             16,216           16,261            16,216



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          BARNETT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                ($ IN THOUSANDS)

                                                                                       March 31,
                                                                                  2000             1999
                                                                                  ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $ 12,051        $  11,333
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                  4,265            3,510
  Changes in assets and liabilities:
    Increase in accounts receivable, net                                          (2,140)          (1,965)
    Increase in inventories                                                       (6,270)         (10,648)
    Increase in prepaid expenses                                                    (936)            (644)
    Increase in other assets                                                         (44)            (449)
    Increase (Decrease) in accounts payable                                           87              (29)
    Increase (Decrease) in accrued liabilities                                       (36)             704
                                                                                 -------         --------

              Net Cash Provided by (Used in) Operating Activities                  6,977            1,812
                                                                                 -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                       (5,237)          (5,818)
  Borrowings in Connection with the
   Acquisition of U.S. Lock Corporation                                                0          (33,000)
                                                                                 -------         --------

              Net Cash Used in Investing Activities                               (5,237)         (38,818)
                                                                                 -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under credit agreement                                                  705           42,770
  Repayments under credit agreement                                                 (705)         (38,991)
  Acquisition of U.S. Lock Corporation                                                 0           33,000
  Net proceeds from issuance of common stock-stock options, grants                   215               79
                                                                                 -------         --------

              Net Cash Provided by Financing Activities                              215           36,858
                                                                                 -------         --------

NET INCREASE (DECREASE) IN CASH                                                    1,955             (148)

BALANCE, BEGINNING OF PERIOD                                                       3,421              450
                                                                                 -------         --------

BALANCE, END OF PERIOD                                                          $  5,376        $     302
                                                                                 =======         ========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          BARNETT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE 1 - Basis of Presentation
         ---------------------

The consolidated financial statements include the accounts of Barnett Inc. (a Delaware corporation) and its wholly-owned subsidiary, U.S. Lock Corporation (collectively, the "Company"). All material intercompany transactions have been eliminated.

The consolidated statements of income for the nine months and three months ended March 31, 2000 and 1999, the consolidated balance sheet as of March 31, 2000 and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999 have been prepared by the Company without audit, while the consolidated balance sheet as of June 30, 1999 was derived from audited financial statements. In the opinion of management, these financial statements include all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000 and for all periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. The Company believes that the disclosures included are adequate and provide a fair presentation of interim period results. Interim financial statements are not necessarily indicative of financial position or operating results for an entire year. It is suggested that these consolidated interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

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

NOTE 3 - Supplemental Cash Flow Information
         ----------------------------------

Cash payments during the nine months ended March 31, 2000 and 1999 included income taxes of $8.5 million and $8.0 million, respectively, and interest of $1.6 million and $299,000 respectively.

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

                                                                     Nine Months
                                                                   Ended 3-31-99
--------------------------------------------------------------------------------
Net sales                                                               $187,752
Net income                                                               $11,425
Earnings per share                                                         $0.71
--------------------------------------------------------------------------------



NOTE 5 - Earnings Per Share
         ------------------

Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding are common stock equivalents from stock options outstanding in the nine months and three months ended March 31,2000 and 1999.

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

NOTE 8 - Interest Rate Swap
         ------------------

The Company entered into a interest rate swap to minimize the risk and costs associated with changes in interest rates. The swap agreement is a contract to exchange the variable rate of three-month LIBOR +.825% on its term loan for fixed interest rate payments of 6.29% payable quarterly. The interest swap had a notional of $33.0 million and a maturity date of December 31, 2005, corresponding with the term loan. The interest rate swap had a fair value of $1.6 million at March 31, 2000. In the event the Company terminated the interest rate swap, the resulting gains/losses would be deferred and amortized over the original term of the swap as an interest adjustment to the underlying asset or liability being hedged. For tax purposes, any termination payment would be treated as ordinary income or expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -------------------------------------------------

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

Results of Operations
---------------------

                 Nine Months Ended March 31, 2000 Compared With
                        Nine Months Ended March 31, 1999
                 ----------------------------------------------

Net Sales
---------

Net sales increased $37.4 million, or 21.5%, to $211.8 million in the nine months ended March 31, 2000 from $174.4 million in the corresponding prior year period. Approximately 83.4% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons and the addition of 22 telesalespersons acquired with U.S. Lock, compared to the prior year period. The remainder of the net sales increase was attributable to the Company's outside sales force, integrated account management teams, factory direct programs and the Company's export division. New customers garnished from the Company's promotional flyer campaigns contributed approximately $11.5 million to the net sales increase for the nine months ended March 31, 2000. Also contributing to the net sales increase for the nine month period was revenue from new product introductions approximating $10.6 million.

Last year, the Company began an integration of its outside sales force with its telesales force. The integrated account management provides synergies with improved customer knowledge, as well as superior customer service and quicker response times. These integrated account management teams produced revenue increases in nine months ending March 31, 2000 exceeding 20%. Additionally, the Company's export division, primarily consisting of a small dedicated international telesales staff, garnished revenue increases in excess of 29%. Furthermore, the Company continues to invest in its factory direct programs whereby products are shipped directly to the customer from certain suppliers and manufacturers. These programs yielded more than 30% revenue increases in the nine months ended March 31, 2000.

The Company opened its 41st distribution center in Orlando, Florida in October 1999 and its 42nd distribution center in Phoenix, Arizona in December 1999. The sales contribution from these new distribution centers was not significant for the current nine month period.

Gross Profit
------------

Gross profit increased by 19.8% to $69.5 million in the nine months ended March 31,2000 from $58.1 million in the corresponding prior year period. Gross profit margins decreased to 32.8% for the nine months ended March 31, 2000 from 33.3% for the same period last year, primarily as a result of the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 23.7% to $48.0 million for the nine months ended March 31, 2000, from $38.8 million for the comparable prior year period. The increase is primarily due to combining the expenses of U.S. Lock along with the occupancy and other expenses related to the opening of two new distribution centers in the current fiscal year. Increased wages and training costs related to personnel turnover in various distribution centers, also contributed to the increased expense level, as well as the amortization of goodwill related to the U.S. Lock acquisition. Additionally, the Company recorded one-time start-up costs of $0.5 million in quarter ended March 31, 2000. These start-up costs relate to pre-opening expenses of the Company's National Distribution Center

("NDC") in Nashville, Tennessee. This NDC, which is expected to open in July 2000, will receive all of the Company's inventory purchases from vendors and re-distribute them to the Company's existing distribution centers.

Provision for Income Taxes
--------------------------

The provision for income taxes increased $0.8 million or 10.8% to $8.0 million for the nine months ended March 31, 2000 from $7.3 million for the nine months ended March 31, 1999, primarily as a result of increased operating income and the non-deductibility of the goodwill amortization.

                 Three Months Ended March 31, 2000 Compared With
                        Three Months Ended March 31, 1999
                 -----------------------------------------------

Net Sales
---------

Net sales increased $9.5 million, or 14.8%, to $73.3 million in the three months ended March 31, 2000 from $63.9 million in the corresponding prior year period. Approximately 68.7% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales by existing telesalespersons. The remainder of the net sales increase was attributable to the Company's outside sales force, integrated account management teams, factory direct programs and the Company's export division. New customers garnished from the Company's promotional flyer campaigns contributed approximately $2.3 million to the net sales increase for the three months ended March 31, 2000. Also contributing to the net sales increase for the three month period was revenue from new product introductions approximating $4.7 million.

Net sales were somewhat hampered in the three months ended March 31, 2000 due to harsh weather conditions in the Northeast in the month of January which forced the closure of seven of the Company's distribution centers and U.S. Lock's telesales facility for several days. In addition to the loss of sales on the days our centers were closed, the Company experienced lower than expected sales throughout this period due to customers who were closed for longer periods of time. Furthermore, the Company's LeRan Gas Products division continues to be hampered by the skyrocketing oil prices across the country.

As noted above, last fiscal year, the Company began an integration of its outside sales force with its telesales force. The integrated account management provides synergies with improved customer knowledge, as well as superior customer service and quicker response times. These integrated account management teams produced revenue increases in three months ending March 31, 2000 exceeding 20%. Additionally, the Company's export division, primarily consisting of a small dedicated international telesales staff, garnished revenue increases in excess of 20%. Furthermore, the Company continues to invest in its factory direct programs whereby products are shipped directly to the customer from certain suppliers and manufacturers. These programs yielded more than 46% revenue increases in the three months ended March 31, 2000.

The Company opened its 41st distribution center in Orlando, Florida in October 1999 and its 42nd distribution center in Phoenix, Arizona in December 1999. The sales contribution from these new distribution centers was not significant for the current three month period.

Gross Profit
------------

Gross profit increased by 13.2% to $24.5 million in the three months ended March 31, 2000 from $21.6 million in the corresponding prior year period. Gross profit margins decreased to 33.4% for the three months ended March 31, 2000 from 33.8% for the same period last year, primarily as a result of the aforementioned increased activity in the Company's direct sales programs, which typically carry much lower gross profit margins than the Company's warehouse shipments.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative ("SG&A") expenses increased 18.9% to $17.4 million for the three months ended March 31,2000, from $14.6 million for the comparable prior year period. The increase is primarily due to the occupancy and other expenses related to the opening of two new distribution centers in the current fiscal year. Increased wages and training costs related to personnel turnover in various distribution centers, also contributed to the increased expense level, as well as the amortization of goodwill related to the U.S. Lock acquisition. Additionally, the Company recorded one-time start-up costs of $0.5 million in quarter ended March 31, 2000. These start-up costs relate to pre-opening expenses of the Company's National Distribution Center ("NDC") in Nashville, Tennessee. This NDC, which is expected to open in July 2000, will receive all of the Company's inventory purchases from vendors and re-distribute them to the Company's existing distribution centers.

Provision for Income Taxes
--------------------------

The provision for income taxes increased $0.1 million or 3.6% to $2.7 million for the three months ended March 31, 2000 from $2.6 million for the three months ended March 31, 1999, primarily as a result of increased operating income and the non-deductibility of the goodwill amortization.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------

See note 8 to the financial statements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         a) The following persons were elected to serve as Class I directors for a three-year term and received the number of votes as set opposite their names:

               Name                For                 Against
               ----                ---                 -------

       Melvin Waxman             14,618,242            162,656

       Sheldon G. Adelman        14,759,932             20,966

         b) The following are the results of the vote on the ratifica-tion of Arthur Andersen LLP as the independent public accountants of the Company;

               For                 Against             Abstain
               ---                 -------             -------

           14,772,448               4,300               4,150


Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         a)       Exhibits:

                  (27) Financial Data Schedule

         b)       No Reports on Form 8-K were filed.


All other items in Part II are either inapplicable to the Company during the quarter ended March 31,2000, the answer is negative or a response has been previously reported and an additional report of the information need not be made pursuant to the instructions to Part II.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BARNETT INC.
                                       REGISTRANT



DATE: MAY 12, 2000                     By: /s/ Andrea Luiga
                                          --------------------------------------
                                           Andrea Luiga
                                           Chief Financial Officer
                                           (principal financial and
                                           accounting officer)