Form 10-K405
period 2000-06-30
BARNETT INC
filed 2000-09-22
CIK 898172

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-K405

             X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           -----            SECURITIES EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended June 30, 2000

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Aggregate market value of voting stock held by non-affiliates of the Registrant based on the closing price at which such stock was sold on the NASDAQ National Market on September 18, 2000: $114,574,178

         Number of shares of Common Stock outstanding as of September 18, 2000: 16,103,205


--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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


ITEM 1. BUSINESS

Overview

         Barnett Inc. (the "Company") is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products to approximately 71,500 active customers throughout the United States, the Caribbean and South America. Effective January 1, 1999, the Company acquired U.S. Lock, a division of WOC, Inc., a wholly-owned subsidiary of Waxman Industries, Inc., for a cash purchase price of $33.0 million and the assumption of liabilities estimated at approximately $2.0 million. The Company offers approximately 21,300 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. The Company markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, maintenance managers, liquid propane gas ("LP Gas") dealers and locksmiths. The Company's staff of over 146 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 42 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers.

         The Company believes that its distinctive business model has enabled it to become a high-volume, cost-efficient direct marketer of competitively priced plumbing, electrical, hardware and security hardware products. The Company's approximately 1,000-page catalogs offer an extensive selection of products in an easy to use format enabling customers to consolidate purchases with a single vendor. The Company provides an updated version of its catalogs to its customers an average of three times a year. To attract new customers and offer special promotions to existing customers, the Company supplements its catalogs with monthly promotional flyers. The Company's experienced and knowledgeable inbound telesales staff, located at the Company's centralized headquarters in Jacksonville, Florida, uses the Company's proprietary information systems to take customer orders as well as offer technical advice. The Company's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations, encourages additional purchases and solicits new customers. The Company's high in-stock position and extensive network of local distribution centers enable it to fulfill approximately 96% of the items included in each customer order and provide rapid delivery. As a result of its emphasis on customer service, the Company's customer retention rate (i.e., customers who place orders in the following year) has consistently remained in the 80% range for the past four years.

         The Company has actively pursued increased sales of its private label products sourced primarily from foreign suppliers. During the fiscal year ended June 30, 2000, approximately 30.0% of the Company's net sales were attributable to sales of private label products. Many of the Company's private label products provide the customer with lower cost, high quality alternatives to brand name products, as well as providing the Company with higher profit margins. The Company's private label products are sold under brand names such as Premier(R),ProPlus(R),Barnett(R),Legend(TM),Electracraft(R),Lumina(TM),U.S.
Lock(R), and Big Duty Deadbolt(R).

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

         Direct Marketing Sales Approach. The Company displays and promotes its products through six comprehensive catalogs: The Barnett Professional Catalog, Maintenance USA, Hardware Express, Barnett of the Caribbean, LeRan Gas Products and U.S. Lock. These catalogs are targeted, respectively, to such major customer groups as professional plumbing and electrical repair and remodeling contractors, maintenance managers, hardware stores, LP Gas dealers and locksmiths. The Company mailed its first catalog in 1958 and currently mails its principal catalog to the 71,500 active customers on its proprietary mailing list. These mailings are supplemented with direct mail promotional flyers to existing and potential customers on a monthly basis. Typical catalogs mailed by the Company contain over 13,000 items in the Barnett catalogs and 8,300 in the U.S. Lock catalog and are approximately 1,000 pages in length. The Company's objective is to leverage its direct sales experience to sell a broader array of products to a larger number of customers. The Company's comprehensive catalogs provide its customers with the opportunity to purchase a substantial portion of their plumbing, electrical, hardware and security hardware supplies from a single vendor.

         Sophisticated Data Based Telesales. During fiscal 2000, approximately 69.5% of the Company's net sales were generated through the Company's 146 outbound and inbound telesalespersons. Outbound telesalespersons are assigned account management responsibilities for existing customers with an emphasis on customer service, new product introductions and new product lines. Inbound telesalespersons are trained to quickly process orders from existing customers. All telesalespersons are highly knowledgeable and are required to go through extensive product and sales training before they begin to work with customers. The Company's proprietary telesales software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to, and capitalize on, business opportunities.

         National Network of Distribution Centers. To provide more rapid delivery and a strong local presence, the Company has established a network of 42 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. The distribution centers enable the Company to be closer to many of its customers for faster product delivery and to generate incremental over-the-counter sales. The Company's experience indicates that many of its customers prefer to purchase from local suppliers and often choose to pick up their orders in person. Approximately 30% of the Company's orders are picked up by the customer at one of the Company's local distribution centers.

         Superior Customer Service. As a result of its large in-stock inventory, the Company is typically able to fulfill approximately 96% of the items included in each customer order, and, in almost all cases, ships the order within the same day of receipt of the order. In addition, as a result of its large number of distribution centers, the Company is able to provide its customers with more rapid delivery to markets within the continental United States, the Caribbean and South America. In an effort to maximize sales and increase customer retention, the Company has structured its telesales staff to create regular contact between the Company's telesales personnel and each active customer. The Company's customer retention rate (i.e., customers who place orders in the following year) has consistently remained in the 80% range for the past four years.

         Competitive Pricing and Private Label Products. Due to the Company's size, volume of purchases, substantial vendor base and offshore sourcing capabilities, the Company is frequently able to obtain purchase terms that the Company believes are more favorable than those available to its competition. This enables the Company to offer prices that are generally lower than those available from its competitors. Many of the Company's private label products provide the customer with lower-cost, high quality alternatives to name brand products, as well as providing the Company with higher profit margins. During fiscal 2000, approximately 30.0% of the Company's net sales were attributable to sales of private label products.

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

Marketing and Distribution

         The Company markets its products nationwide and internationally to existing and potential customers through regular catalog and promotional mailings, supported by a telesales operation. Products are shipped from a network of 42 distribution centers allowing for shipment to and pick up by customers generally the same day the order is received. The outbound telesales operation is utilized to make telephonic sales presentations to existing and potential customers that have received written promotional materials. The Company's inbound telesalespersons provide customer assistance and take customer orders. The Barnett outbound and inbound telesales operations are centralized in Jacksonville, Florida and the U.S. Lock operations are centralized in Long Island, New York.

  Catalogs

         The Company's six approximately 1000-page catalogs containing approximately 21,300 plumbing, electrical, hardware and security hardware products are mailed to its approximately 71,500 active customers. These catalogs are supplemented by monthly promotional flyers. The Company's targeted customers include professional contractors, independent hardware stores, maintenance managers, LP Gas dealers and locksmiths. The Company has been distributing its principal catalog since 1958 and believes that both the Barnett(R) and U.S. Lock(R) names have achieved a very high degree of recognition among the Company's customers and suppliers.

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

         The Company believes that due, in part, to the continuing expansion of its product offerings in conjunction with continuing its expanded promotional flyer campaigns, it has the opportunity to market its products to attract new customers. In fiscal 2000, approximately 13,400 new customers contributed approximately $19.6 million to net sales.

         The Company's in-house art department produces the design and layout for its catalogs and promotional mailings. The catalogs are indexed and illustrated, provide simplified pricing and highlight new product offerings.

  Telesales

         During fiscal 2000, approximately 69.5% of the Company's net sales were generated through the Company's telesales operation. The Company's telesales operation has been designed to make ordering its products as convenient and efficient as possible, thereby enabling the Company to provide superior customer service. The Company offers its customers a nationwide toll-free telephone number that currently is staffed by approximately 146 telesales, customer service and technical support personnel who utilize the Company's proprietary, on-line order processing system. This sophisticated software provides the telesales staff with detailed customer profiles and information about products, pricing, promotions and competition. This data enables the Company to segment its customer base, analyze mailing effectiveness on a weekly basis, closely track and manage inventory on a real-time basis and quickly react to and capitalize on market opportunities.

         The Company divides its telesales staff into outbound and inbound groups. The Company's experience indicates that customer loyalty is bolstered by the ability of the telesales staff to develop an ongoing personal relationship with their customers. The Company's highly trained outbound telesales staff maintains frequent customer contact, makes telesales presentations and encourages additional purchases. Inbound telesalespersons are trained to quickly process orders from existing customers, provide technical support, expedite and process new customer applications as well as handle all customer service. They endeavor to increase sales by informing customers of price breaks for larger orders, companion items and replacement items with higher margins. Outbound telesalespersons are also utilized to make telephonic sales presentations to both potential and existing customers. Also, for several months prior to the opening of new distribution centers, the Company utilizes its telesales operation to generate awareness of the Company, its product offerings and the upcoming opening of new distribution centers located near the target customers.

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

  Distribution Center Network

         The Company has established a network of 42 local distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. This network enables the Company to provide rapid and complete product delivery and provides a strong local presence.

         The Company's distribution centers range in size from approximately 17,000 square feet to 60,000 square feet. Distribution centers are typically maintained under operating leases in commercial or industrial centers. Distribution centers primarily consist of warehouse and shipping facilities, but also include "city sales counters". These city sales counters typically occupy approximately 900 square feet, where customers can pick up orders or browse through a limited selection of promotional items. The Company is often able to generate incremental sales from customers who pick up their orders. During fiscal 2000 the Company opened its 41st distribution center in Orlando, Florida in October 1999 and its 42nd distribution center in Phoenix, Arizona in December 1999.

         During fiscal 2000, the Company had commenced a study to refine its National logistics network and had reached a conclusion to open a National Distribution Center (the "NDC"). Historically, the Company operated a decentralized distribution strategy whereby most of its vendors shipped to each of the existing distribution centers. This NDC, which is located in Nashville, Tennessee and is 189,000 square feet, will receive all vendor shipments and re-distribute to the other distribution centers. This strategy is designed to significantly increase the Company's product capability. Due to the shorter lead times between the NDC and the network facilities, the network facilities will be able to reduce their on-hand inventory and re-assess their space requirements while actually improving fill rates. The NDC opened in July 2000.

Products

         The Company markets an extensive line of approximately 21,300 plumbing, electrical, hardware and security hardware products, many of which are sold under its proprietary trade names and trademarks. This extensive line of products allows the Company to serve as a single source supplier for many of its customers. Many of these products are higher margin products bearing the Company's proprietary trade names and trademarks. In addition, proprietary products are often the customers' higher margin product offerings.

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

         The Company plans to increase its new product offerings by 1,200 to 1,500 items per year over the next three years, which will deepen the Company's existing product lines and establish new product categories. The Company's name and reputation have enabled the Company to successfully market a trusted line of private label products, and accordingly, a significant portion of new product additions will be private label products. Private label products offer customers high quality, lower-cost alternatives to the brand name products the Company sells. The Company's catalogs and monthly promotional flyers emphasize the comparative value of the Company's private label products. During fiscal 2000, approximately 30.0% of the Company's net sales were generated by the sale of the Company's private label products. The Company believes that the introduction of new product lines will expand the Company's total potential target market. Examples of new product lines recently introduced include water heaters, bath fixtures, rope and chain and paint. The Company's products are generally covered by a one year warranty, and returns, which require prior authorization from the Company, have historically been immaterial in amount.

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


Sourcing

         The products sold by the Company are purchased from approximately 600 domestic and 50 foreign suppliers. Domestically manufactured products are shipped directly to the Company's 42 distribution centers. Products manufactured abroad are initially shipped to the Company's 5 regional distribution centers and subsequently redistributed to each of the remaining local distribution centers. The Company is not dependent upon any single supplier for any of its requirements. Due to the volume of the Company's purchases and its utilization of over 650 vendors, it is able to obtain purchase terms it believes to be more favorable than those available to most local suppliers of plumbing, electrical and hardware products. Approximately 73.5% of the Company's purchases for the year ended June 30, 2000 were from domestic manufacturers and 26.5% were from foreign manufacturers, primarily located in Asia. During fiscal 2000, the Company purchased approximately 10.1% of its products through Waxman Industries entities. Although the Company intends to continue to purchase products through Waxman Industries entities in the future, the Company is not committed to purchase any products from Waxman Industries.

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

         During fiscal 2000, the Company developed a fully functional e-commerce and supply chain website. This website houses most of the Company's catalogs on-line and provides vendor links, which the Company believes will strengthen its competitive position in the marketplace. The website provides customers instant access to the Company's complete line of products and provides on-line ordering 24 hours a day, seven days a week.

         Costs associated with bringing the Company's systems into Y2K compliance were immaterial, approximating $50,000, as the Company did not need to incorporate material revisions or updates to the current systems to bring them into Y2K compliance.

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

Employees

         As of June 30, 2000, the Company employed 913 individuals, 248 of whom were clerical and administrative personnel, 189 of whom were telesales and sales representatives and 476 of whom were either production or warehouse personnel. The Company's employees are not unionized. The Company considers its relations with its employees to be good.


Recent Developments

         On July 10, 2000, the Company entered into an Agreement and Plan of merger with Wilmar Industries, Inc. ("Wilmar") which provides for Wilmar to acquire the Company in a cash merger. The Company's stockholders will receive $13.15 cash for each share of common stock of the Company they own immediately before the merger. The merger will be submitted for stockholder approval at a special meeting of the Company's stockholders on September 27, 2000. Subject to the receipt of stockholder approval and the satisfaction of other conditions to closing, the Company anticipates that the merger will take place at the end of September 2000.

ITEM 2.  PROPERTIES

       The Company's headquarters is located at 3333 Lenox Avenue, Jacksonville, Florida. The building in which the headquarters are located is leased by the Company through October 31, 2003, and contains approximately 47,000 square feet of warehouse space and 19,000 square feet of offices. The Company has built a new 38,000 square foot telesales center in Jacksonville, Florida, which it occupied in May 1998. This new telesales center has enabled the Company to continue expanding its telesales staff, and has enabled the Company to either terminate or consolidate existing leased spaces. As part of the U.S. Lock acquisition, the Company owns a 59,400 square foot building in Long Island, New York which houses the U.S. Lock management team and telesales center, as well as its largest distribution center.

       The Company's National Distribution Center, which opened in July 2000, is located in Nashville, Tennessee and is approximately 189,000 square feet. The building is leased by the Company through June 2010 with an additional 5 year renewal option.

         The Company's 42 distribution centers utilize leased space ranging from 17,000 to 60,000 square feet and are all located in the United States and Puerto Rico. The leases expire at various dates from December 2000 to June 2010. The Company believes that its distribution facilities are adequate for its current needs and does not anticipate that it will have any problem leasing additional space when needed.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

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


                                          High              Low
Fiscal 2000
   First Quarter                        $  9.75           $ 7.50
   Second Quarter                         11.50             7.25
   Third Quarter                          13.75            10.81
   Fourth Quarter                         11.63             9.44

Fiscal 1999
   First Quarter                        $ 22.75           $ 8.38
   Second Quarter                         14.88             7.88
   Third Quarter                          17.63             8.44
   Fourth Quarter                         11.13             7.50




Holders of Record

       As of September 21, 2000, there were approximately 284 holders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information for the last five fiscal years through 2000 has been derived from the financial statements of the Company for such years, which have been audited by Arthur Andersen LLP, independent certified public accountants, whose report is included elsewhere herein. All such information is qualified by reference to the Financial Statements included elsewhere herein.


                                                                            Fiscal Years Ended June 30,
                                                                 ( Amounts in Thousands, except per share amounts )

                                                        2000           1999            1998             1997           1996
                                                        ----           ----            ----             ----           ----
Income Statement Data:
Net sales                                            $ 281,471      $ 241,374        $ 199,578       $ 160,068       $ 127,395
Cost of sales                                          189,273        161,183          132,135         105,376          84,748
                                                      --------       --------         --------        --------        --------
 Gross profit                                           92,198         80,191           67,443          54,692          42,647
Selling , general and administrative
 expenses                                               65,056         53,906           44,061          35,068          26,877
Corporate charge                                          --             --              --               --             1,342
                                                      --------       --------         --------        --------        --------
Operating income                                        27,142         26,285           23,382          19,624          14,428
Non-recurring merger costs                                 734           --               --              --              --
Interest expense                                         1,892          1,217              157              59           1,921
                                                      --------       --------         --------        --------        --------
Income before income taxes
   and extraordinary item                               24,516         25,068           23,225          19,565          12,507
Provision for income taxes                               9,844          9,853            8,948           7,530           4,625
                                                      --------       --------         --------        --------        --------
Income before extraordinary item                        14,672         15,215           14,277          12,035           7,882
Extraordinary loss on early
  retirement of debt, net of
  tax benefit (1)                                         --             --              --               --               724
                                                      --------       --------         --------        --------        --------
Net income                                           $  14,672      $  15,215        $  14,277       $  12,035       $   7,158
                                                      ========       ========         ========        ========        ========
Earnings per common share:
  Basic                                              $    0.90      $    0.94        $    0.88       $    0.76       $    0.55
  Diluted                                            $    0.90      $    0.94        $    0.87       $    0.75       $    0.55
Weighted average shares
outstanding:(2)
  Basic                                                 16,242         16,195           16,179          15,785          12,914
  Diluted                                               16,249         16,200           16,341          15,987          12,914

                                                                            Fiscal Years Ended June 30,
                                                                 ( Amounts in Thousands, except per share amounts )

                                                        2000           1999            1998             1997           1996
                                                        ----           ----            ----             ----           ----
Balance Sheet Data:
Working Capital                                      $  83,183      $  71,183        $  52,431       $  44,867       $  30,744
Total Assets                                           170,002        149,186           95,784          77,015          58,300
Total long-term debt                                    33,000         33,000                0               0               0
Stockholders' equity                                   106,584         91,571           76,161          60,611          41,324



(1) In accordance with certain Securities and Exchange Commission rules, the financial statements have been adjusted to reflect push-down adjustments from Waxman, comprised of certain bank indebtedness ("push-down debt") which was repaid by the Company with the net proceeds of the Initial Public Offering. The Company incurred a one-time, non-cash extraordinary charge of $724 (net of applicable tax benefit of $426) which was a result of the write-off of unamortized debt issuance costs incurred in connection with the Company prepaying its borrowings under a secured revolving credit facility, which indebtedness included push-down bank indebtedness from Waxman. This charge was recorded in the quarter ended June 30, 1996.

(2) The historical shares outstanding for the fiscal year ended 1996, were prior to the Initial Public Offering which changed the Company's capitalization structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

         Certain statements set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on the beliefs of the Company and its management. When used in this document, the words "expect", "believe", "intend", "may", "should", "anticipate", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions including, but not limited to, the risk that the Company may not be able to implement its growth strategy in the intended manner, risks associated with currently unforeseen competitive pressures and risks affecting the Company's industry such as increased distribution costs and the effects of general economic conditions. In addition, the Company's business, operations, and financial condition are subject to the risks, uncertainties and assumptions which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Overview

         The Company is a direct marketer and distributor of an extensive line of plumbing, electrical, hardware and security hardware products, to approximately 71,500 active customers throughout the United States, the Caribbean and South America. The Company offers approximately 21,300 name brand and private label products through its industry-recognized Barnett(R) and U.S. Lock(R) catalogs and telesales operations. The Company markets its products through six distinct, comprehensive catalogs that target professional contractors, independent hardware stores, locksmiths and maintenance managers. The Company's staff of over 146 knowledgeable telesales, customer service and technical support personnel work together to serve customers by assisting in product selection and offering technical advice. To provide rapid delivery and a strong local presence, the Company has established a network of 42 distribution centers strategically located in 34 major metropolitan areas throughout the United States and Puerto Rico. Through these local distribution centers, approximately 70% of the Company's orders are shipped to the customer on the same day the order is received. The remaining 30% of the orders are picked up by the customer at one of the Company's local distribution centers. The Company's strategy of being a low-cost, competitively priced supplier is facilitated by its volume of purchases and offshore sourcing of a significant portion of its private label products. Products are purchased from over 650 domestic and foreign suppliers.

         Commensurate with the Company's Initial Public Offering on April 3, 1996 and its secondary stock offering on April 18, 1997, Waxman USA Inc.,("Waxman"), currently owns 7.2 million shares or 44.2% of the issued and outstanding stock of the Company.

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

         On July 10, 2000, the Company announced that it had entered into a definitive merger agreement with Wilmar Industries, Inc., whereby Wilmar would acquire all of the outstanding common stock of the Company for $13.15 per share of common stock in cash, or approximately $214 million, plus the assumption of debt. It is anticipated that the transaction will close in the second quarter of the Company's fiscal year 2001 and will be accounted for as a purchase. The Company recorded $734 of non-recurring merger costs in fiscal year 2000 for investment banking fees, legal fees and other expenses.

                              Results of Operations

The following table shows the percentage relationship to net sales of items derived from the Statements of Income.

                                                                      Percentage of
                                                                        Net Sales
                                                               Fiscal years ended June 30,

                                                      2000                  1999                 1998
                                                      ----                  ----                 ----

Net sales                                            100.0%                100.0%               100.0%
Cost of sales                                         67.2                  66.8                 66.2
                                                     ------                ------               ------
   Gross Profit                                       32.8                  33.2                 33.8

Selling, general and
  administrative expense                              23.1                  22.3                 22.1
                                                     ------                ------               ------

   Operating income                                    9.7                  10.9                 11.7
Non-recurring merger costs                             0.3
Interest expense                                       0.7                   0.5                  0.1
                                                     ------                ------               ------

Income before income
  taxes                                                8.7                  10.4                 11.6
Provision for income taxes                             3.5                   4.1                  4.4
                                                     ------                ------               ------

Net Income                                             5.2%                  6.3%                 7.2%
                                                     =======               ======               =======



Fiscal 2000 Versus Fiscal 1999

  Net Sales

    The Company's net sales for fiscal 2000 totaled $281.5 million compared with $241.4 million in fiscal 1999, an increase of 16.6%. Net sales from the acquisition of U.S. Lock in the second half of last year accounted for $14.9 million of the revenue increase. Approximately 79.8% of the increase in the Company's net sales was derived from the Company's telesales operations, primarily resulting from increased sales and productivity by existing telesalespersons and the addition of 25 telesalespersons acquired with U.S. Lock, compared to the prior year. The remainder of the net sales increase was attributable to the Company's outside sales force, integrated account management teams, factory direct programs and the Company's export division. As a result of the Company's promotional flyer campaign, the Company added approximately 13,400 new customers during the fiscal year, and these new customers contributed approximately $19.6 million to the net sales increase during the year. Also contributing to the net sales increase for fiscal 2000 was revenue from new product introductions approximating $15.0 million.

    Last fiscal year, the Company began an integration of its outside sales force with its telesales force. The integrated account management provides synergies with improved customer knowledge, as well as superior customer service and quicker response times. These integrated account management teams produced revenue increases in fiscal 2000 exceeding 18%. Additionally, the Company's export division, primarily consisting of a small dedicated international telesales staff, garnished revenue increases in excess of 25%. Furthermore, the Company continues to invest in its factory direct programs whereby products are shipped directly to the customer from certain suppliers and manufacturers. These programs yielded more than 27% revenue increases in fiscal 2000.

         The Company opened its 41st distribution center in Orlando, Florida in October 1999 and its 42nd distribution center in Phoenix, Arizona in December 1999. These two new distribution centers averaged a 30.8% sales increase over the base business transferred to them.

 Gross Profit

    Gross profit increased 15.0% to $92.2 million in fiscal 2000 from $80.2 million in fiscal 1999. Gross profit margins decreased to 32.8% in fiscal 2000 from 33.2% in fiscal 1999 primarily as a result of a higher mix of the aforementioned factory direct shipments which carry much lower gross profit margins than the Company's warehouse shipments.

  Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses increased by $11.2 million, or 20.7%, to $65.1 million for fiscal 2000 from $53.9 million for fiscal 1999. The increase was primarily due to the increased sales volume which required additional staffing and support. Additionally, combining the expenses of U.S. Lock, along with the full year effect of occupancy and other expenses related to the opening of three new distribution centers in the prior year, and the opening of two new distribution centers in fiscal 2000 also played contributing roles to the overall expense increase. Increased wages and training costs related to personnel turnover in various distribution centers also contributed to the increased expense level, as well as the amortization of goodwill related to the U.S. Lock acquisition. Additionally, the Company recorded one-time start-up costs of $ 1.0 million which relate to pre-opening expenses of the Company's National Distribution Center ("NDC") in Nashville, Tennessee. This NDC, which opened in July 2000, will receive substantially all of the Company's inventory purchases from vendors and re-distribute them to the Company's existing distribution centers. SG&A expenses represented 23.1% of net sales in fiscal 2000 compared to 22.3% of net sales in fiscal 1999.

   Provision for Income Taxes

    The provision for income taxes decreased $9,000 to $9.8 million for fiscal 2000 from $9.9 million for fiscal 1999. The provision for income taxes as a percentage of income before provision for income taxes represents approximately 40.1% for fiscal 2000 and 39.3% for fiscal 1999.


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

  Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses increased by $9.8 million, or 22.3%, to $53.9 million for fiscal 1999 from $44.1 million for fiscal 1998. The increase was primarily due to the increased sales volume which required additional staffing and support. Additionally, combining the expenses of U.S. Lock, along with the full year effect of occupancy and other expenses related to the opening of three new distribution centers in the prior year, and the opening of three new distribution centers in fiscal 1999 also played contributing roles to the overall expense increase. Increased wages and training costs related to personnel turnover in various distribution centers also contributed to the increased expense level, as well as the amortization of goodwill related to the U.S. Lock acquisition. SG&A expenses represented 22.3% of net sales in fiscal 1999 compared to 22.1% of net sales in fiscal 1998.

   Provision for Income Taxes

    The provision for income taxes increased $0.9 million or 10.1% to $9.9 million for fiscal 1999 from $8.9 million for fiscal 1998. The provision for income taxes as a percentage of income before provision for income taxes represents approximately 39.3% for fiscal 1999 and 38.5% for fiscal 1998.

Liquidity and Capital Resources

         At June 30, 2000, the Company had working capital of $83.2 million and a current ratio of 3.7 to 1.

         Net cash provided by operating activities totaled $12.3 million for the year ended June 30, 2000 compared to $10.5 million for the year ended June 30, 1999.

         Net cash used in investing activities totaled $6.3 million for the year ended June 30, 2000 compared to $40.0 million for the year ended June 30, 1999. In fiscal year 2000, these investments related primarily to improved management information systems, the expansion and/or relocation of several of the Company's distribution centers to accommodate new product offerings and capital expenditures related to the Company's National Distribution Center. In fiscal year 1999, these investments related primarily to the acquisition of U.S. Lock.

         Net cash provided by financing activities was $0.3 million for the year ended June 30, 2000 compared to $32.5 million for the year ended June 30, 1999. Net cash provided by financing activities in fiscal 1999 represents a term loan received in connection with the U.S. Lock acquisition.

         In April 1996, the Company entered into a revolving credit agreement with First Union National Bank of Florida ("First Union") for an unsecured three-year credit facility providing borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million. On January 6, 1999, in connection with the acquisition of U.S. Lock, (See Note 9 to the accompanying financial statements) the Company entered into an amended and restated credit agreement, (the "Credit Agreement"), with First Union. The Credit Agreement provides for an unsecured revolving credit facility and letter of credit facility providing borrowings of up to $15.0 million expiring December 31, 2001, and a seven year term loan of $33.0 million, proceeds of which were used to purchase U.S. Lock. Borrowings under the revolving credit facility bear interest at LIBOR plus 75 basis points. The Company is required to pay a commitment fee of 0.1% per annum on the unused commitment. The Company entered into an interest rate swap to minimize the risk and costs associated with changes in interest rates. The swap agreement is a contract to exchange the variable rate of three-month LIBOR + .825% on its term loan for fixed interest payments of 6.29%, payable quarterly. The interest rate swap has a notional amount of $33.0 million and a maturity date of December 31, 2005, corresponding with the term loan. The interest rate swap had a fair value of $1.5 million and $1.0 million at June 30, 2000 and 1999, respectively. The outstanding principal balance of the term loan is payable in 19 equal and consecutive quarterly payments of 1/20th of the original outstanding balance of the term loan commencing on April 30, 2001. All remaining unpaid principal and all accrued and unpaid interest thereon is due and payable in full on December 31, 2005.

         In July 1999, the Company entered into a credit agreement with Bank of America, N.A. for a letter of credit facility which shall not exceed $5,000,000. This letter of credit facility replaces the sub-facility with First Union.

         Both credit agreements contain customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. The Company was in compliance with all covenants at June 30, 2000. At June 30, 2000, there were $0 of borrowings under the revolving credit agreement and there were $3.5 million of letters of credit outstanding.

         Generally, cash flow from operations has been sufficient to fund the Company's growth. The Company believes that funds generated from operations, together with funds available under the credit facility discussed above, will be sufficient to fund the Company's current and foreseeable operational needs and growth strategy. The Company has budgeted capital expenditures in fiscal 2001 of approximately $10.0 million, which the Company expects to fund out of cash flow from operations. These capital expenditures are primarily for (i) expansion and reprofiling of several of the Company's existing distribution centers and (ii) enhancements to management information systems and capital expenditures related to the Company's National Distribution Center.

Year 2000 Issue

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

         The Company used both internal and external resources to reprogram, replace, and test the software and hardware for Year 2000 compliance. The Company did not experience any significant problems for mission critical and most non-mission critical systems. The expenses associated with the project included both a reallocation of existing internal resources plus the use of outside services. Project expenses amounted to approximately $50,000.

         In addition to addressing internal systems, the Company's Year 2000 project team surveyed suppliers of goods and services with whom the Company does business. No significant problems were encountered as a result of the Year 2000 issue.

Inflation

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and operations. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. In seeking to minimize the risks and/or costs associated with such activities, the Company manages its exposure to such risk through its regular financing activities and by entering into an interest rate swap (See Note 2 in Item 14a). The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements are listed in Item 14(a) and are included herein. The Financial Statement Schedule II is listed in Item 14(b).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's Board of Directors currently consists of five members and is divided into three classes. The following information is derived from information supplied by the directors.

Directors Whose Term Expires in 2003 (CLASS 1)

                                                                                       Has Been A Director of the
Name of Director                                                 Age                          Company Since
----------------                                                 ---                   --------------------------

Melvin Waxman....................................                 66                              1984
Sheldon G. Adelman...............................                 58                              1996


Directors Whose Term Expires in 2000 (CLASS 2)

                                                                                       Has Been A Director of the
Name of Director                                                 Age                          Company Since
----------------                                                 ---                   ---------------------------

Armond Waxman....................................                 61                              1984
Morry Weiss......................................                 60                              1996


Director Whose Term Expires in 2001 (CLASS 3)

                                                                                       Has Been A Director of the
Name of Director                                                 Age                          Company Since
----------------                                                 ---                   ---------------------------

William R. Pray..................................                 53                              1993

         Mr. Melvin Waxman was elected Chairman of the Board of the Company in January 1996. Mr. Waxman has been a director of the Company since its acquisition by Waxman Industries in 1984. Mr. Waxman was elected Co-Chief Executive Officer of Waxman Industries in May 1988, Co-Chairman of the Board of Waxman Industries in June 1995 and Chairman of the Board of Waxman Industries in April 1996. Mr. Waxman has been the Chief Executive Officer of Waxman Industries for over 20 years and has been a director of Waxman Industries since 1962. Mr. Waxman has been either Chairman or Co-Chairman of the Board of Waxman Industries since August 1976. Mr. Waxman was a director of Ideal Plumbing Group, Inc., a Canadian subsidiary of Waxman Industries, that was involuntarily liquidated in 1994. Mr. Melvin Waxman is the brother of Armond Waxman.

         Mr. Sheldon G. Adelman is the principal of Adelman Capital, a private investment firm. From 1974 to 1997, Mr. Adelman was the Chairman of the Board and Chief Executive Officer of Blue Coral, Inc., a multi-divisional, commercial and consumer product manufacturer. Mr. Adelman also serves on the Board of Directors of CCAI, a privately held service company specializing in information technology consulting and installation (Cleveland, OH). He is active in many civic organizations and serves on the Board of Directors of University Hospitals, Cleveland, Ohio.

         Mr. Armond Waxman was elected Vice-Chairman of the Board in December 1995. Mr. Waxman has been a director of the Company since its acquisition by Waxman Industries in 1984. Mr. Waxman was elected Co-Chief Executive Officer of Waxman Industries in May 1988 and was Co- Chairman of the Board of Waxman Industries from June 1995 until April 1996. Mr. Waxman had been the President and Treasurer of Waxman Industries from August 1976 until June 1995, and was reappointed to the position of President in April 1996. Mr. Waxman has been a director of Waxman Industries since 1962 and was the Chief Operating Officer of Waxman Industries from August 1966 to May 1988. Mr. Waxman was a director of Ideal Plumbing Group, Inc., a Canadian subsidiary of Waxman Industries, that was involuntarily liquidated in 1994. Mr. Armond Waxman is the brother of Melvin Waxman.

         Mr. Morry Weiss is the Chairman of the Board and Chief Executive Officer of American Greetings Corporation. Mr. Weiss joined American Greetings Corporation in 1961. He was appointed President and Chief Operating Officer in June 1978, Chief Executive Officer in February 1992 and Chairman of the Board in February 1992. Mr. Weiss is a member of the Board of Directors of National City Corporation, the Advisory Board of Primus Venture Partners, and the Listed Company Advisory Committee to the New York Stock Exchange Board. Mr. Weiss is also active in various community affairs.

         Mr. William R. Pray was elected President, Chief Executive Officer and a director of the Company in February 1993. Mr. Pray was elected President and Chief Operating Officer of Waxman Industries in June 1995, and resigned these positions in April 1996 upon consummation of the initial public offering of the Company. From February 1991 to February 1993, Mr. Pray was Senior Vice President--President of Waxman Industries' U.S. Operations, after serving as President of the Mail Order/Telesales Group (which included the Company) since 1989. He joined the Company in 1978 as Regional Sales Manager, became Vice President of Sales and Marketing in 1984 and was promoted to President in 1987.

        The following sets forth the names, ages, positions and offices with the Company held by the present executive officers of the Company.

Name                           Age          Position and Office Presently Held
----                           ---          ----------------------------------

William R. Pray                53           President, Chief Executive Officer
                                            and Director

David R. Janosz                54           Vice President--Marketing

Andrea M. Luiga                43           Vice President--Finance, Chief
                                            Financial Officer

Alfred C. Poindexter           48           Vice President--Operations


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

         Mr. Alfred C. Poindexter was elected Vice President--Operations of the Company in February 1993. From September 1988 to February 1993, Mr. Poindexter served as Vice President-- Operations of the Company after serving as Director of Operations of the Company since 1987. He joined the Company in 1983 as Purchasing Manager.


Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten-percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten-percent stockholders also are required by rules promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no such forms were required, the Company believes that, during the fiscal year ended June 30, 2000, its officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.                       Executive Compensation

         The following table sets forth the cash compensation paid for services rendered during the three fiscal years ended June 30, 2000 to the Chief Executive Officer and the three other executive officers of the Company whose total annualized salary and bonus was at least $100,000 in fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                  Long-Term
                                                         Annual Compensation(1)                  Compensation
                                            -------------------------------------------   ----------------------------
                                                                                           Restricted      Securities
                                                                         Other Annual        Stock         Underlying    All Other
      Name and                                               Bonus       Compensation       Award(s)        Options/    Compensation
Principal Position               Year         Salary ($)     ($)(2)        ($)(3)            ($)(4)          SARs(#)       ($)(5)
------------------               ----         ----------     ------      ------------      ----------      ----------   ------------

William R. Pray                  2000          363,465           --            --               --               --        59,140
President and Chief              1999          328,468       55,200            --               --               --        59,140
Executive Officer                1998          300,040       51,750         3,190            8,900           50,000        59,140

Andrea M. Luiga                  2000          128,252           --            --               --               --            --
Vice President--                 1999          121,846       17,550            --               --               --            --
Finance and Chief                1998          114,885       15,900         3,190            8,900           15,000            --
Financial Officer

Alfred C. Poindexter             2000          121,393           --            --               --               --            --
Vice President--                 1999          117,076       16,800            --               --               --            --
Operations                       1998          110,461       15,300         3,190            8,900           15,000            --

David R. Janosz (6)              2000          114,000           --            --               --               --            --
Vice President--                 1999           65,868        9,548            --               --               --            --
Marketing                        1998               --           --            --               --               --            --

---------------------------------


(1) Certain executive officers received compensation in fiscal 1998, 1999 and 2000 in the form of perquisites, the amount of which does not exceed reporting thresholds.

(2)   All bonuses were paid under the Company's Profit Incentive Plan.

(3) Other annual compensation represents amounts reimbursed for payment of taxes on restricted stock awards.

(4) Restricted stock awards of 400 shares of the Company's Common Stock were made to each of the named executives in fiscal 1998 under the Company's Omnibus Incentive Plan. The value of the restricted stock awards has been calculated based upon $22.25, per share, the closing market price of the Common Stock on the date of grant, as reported by the Nasdaq
      National Market. Awards became fully transferable on the first anniversary date of grant. The executives were entitled to dividends and voting rights on unvested shares. On June 30, 2000, each share acquired through restricted stock awards had a value of $10.25, based on the closing price of the Common Stock as reported by the Nasdaq National Market.

(5) All other compensation represents premiums on split-doll life insurance policies.

(6)   David Janosz's employment with the Company commenced on October 19, 1998

Employment Agreements

         William R. Pray, President and Chief Executive Officer of the Company, entered into an employment agreement (the "Agreement") with the Company which became effective as of July 1, 1990, was amended as of January 1, 1996 and terminates on January 1, 2006. The Agreement provides for an annual base salary of $260,000 which will be increased by eight percent (8%) each year until the base salary reaches $300,000 per year, after which time the base salary increases each year by changes in the applicable Consumer Price Index (the "CPI"), or such greater amount as may be determined by the Board, in its discretion. Mr. Pray's annual base salary was increased effective January 2000 to $385,000. Mr. Pray is eligible to receive discretionary bonuses as determined by the Board. In addition to certain miscellaneous benefits and perquisites, the Company maintains a $2,000,000 split dollar life insurance policy for Mr. Pray. The Company and Mr. Pray also have entered into a money purchase deferred compensation agreement pursuant to which the Company established an account into which it deposits approximately $59,000 annually. The balance in the account on termination of employment will be paid to Mr. Pray or his beneficiaries.

         If Mr. Pray's employment is terminated without Cause (as defined in the Agreement) or in the event he terminates his employment for Good Reason (as defined in the Agreement), he will receive a lump sum amount equal to the present value of the product of (I) the sum of (x) the base salary (as such base salary would have been adjusted for the remainder of the term) and (y) the average of the bonus compensation paid to Mr. Pray with respect to the three years preceding the termination of the Agreement and (ii) the greater of (a) the remaining number of years (or portions thereof) in the term of the Agreement and
(b) two; provided, however, that if any portion of such compensation would constitute an "excess parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended, the amount of such compensation will be reduced to the highest amount that would not constitute an excess parachute payment. The Agreement also contains provisions which restrict Mr. Pray from competing with the Company during the term of the Agreement and for two years following termination.

         The Company has entered into Executive Employment and Change of Control Agreements with Ms. Luiga, Mr. Poindexter and Mr. Janosz. These agreements generally provide that, if the executive's employment is terminated by the Company without cause within three years following a Change of Control (as defined in the agreements) of the Company, the Company will pay Ms. Luiga, Mr. Poindexter or Mr. Janosz, as the case may be, a lump sum amount equal to three times, two times and one time, respectively, his or her annual base salary then in effect plus the prior year's bonus received by the executive and the marginal cost to the Company of annual fringe benefits received by the executive.

         Each of the Company's four executive officers entered into stay pay agreements with the Company effective as of January 1, 2000, which provide for cash bonuses when the Wilmar merger occurs. The Company entered into these agreements as inducement for these executives to continue in the Company's employment while it explored a possible sale of the Company. The agreements establish a bonus pool, the total amount of which increases as the price at which the Company is sold increases. The total amount payable under these agreements at the closing of the Wilmar merger, after the amendments to the agreements for Mr. Pray and Ms. Luiga discussed below, is approximately $3.6 million. The officers must remain employed by the Company through the date of the merger, and also have agreed to remain employed for six months after the merger at the Company's request. The Company's executive officers will receive the following stay bonuses at the time of the merger: Mr. Pray, approximately $1.1 million; Ms. Luiga, approximately $418,000; Mr. Poindexter, approximately $368,000; and Mr. Janosz, approximately $135,000.

         The stay bonus agreements for Mr. Pray and Ms. Luiga provide for the officer to receive a gross-up payment if the bonus constitutes an excess parachute payment under the Internal Revenue Code, so that the executive will receive the same after-tax amount that he or she would have received had there been no excess parachute payment. Both Mr. Pray and Ms. Luiga have agreed with Wilmar to reduce their stay bonuses to the extent that the bonuses would constitute excess parachute payments under the Internal Revenue Code.

Stock Option and SAR Exercises

         The following table sets forth information with respect to (i) the number of options exercised by each of the executive officers named in the Summary Compensation Table in fiscal 2000, (ii) the numbers of unexercised options held by the named executive officers who held options as of June 30, 2000 and (iii) the value of unexercised in-the-money options as of June 30, 2000.

                                Aggregated Option/SAR Exercises in Last Fiscal Year and
                                           Fiscal Year-End Option/SAR Values


                                                                            Number of                     Value of Unexercised
                              Shares                                   Unexercised Options                In-the-Money Options
                           Acquired on           Value                 At Fiscal Year End(#)              At Fiscal Year End ($)
Name                       Exercise(#)        Reaized ($)             Exercisable/Unexercisable        Exercisable/Unexercisable(1)
----                       -----------        -----------             -------------------------        -----------------------------

William R. Pray                 --                 --                      195,000 / 25,000                     $0 / $0
Andrea M. Luiga                 --                 --                       57,500 / 7,500                      $0 / $0
David R. Janosz                 --                 --                        3,750 / 11,250                     $0 / $0
Alfred C. Poindexter            --                 --                       32,500 / 7,500                      $0 / $0


--------------

(1) Calculated on the basis of the closing share price ($10.25) of the Common Stock as of June 30, 2000, as reported by the Nasdaq National Market, less the exercise price.

Director Remuneration

         Directors who are employees of the Company receive no compensation, as such, for service as members of the Board. Directors who are not employees of the Company receive quarterly compensation of $4,000, plus $1,000 for each meeting of the Board or any committee of the Board attended by them (other than with respect to any meetings of a committee on a day on which the Board also meets). All Directors are reimbursed for expenses incurred in connection with attendance at meetings.

         In addition to the foregoing compensation, the Company's 1996 Stock Option Plan for Non-Employee Directors provides that each non-employee director may elect to receive, in lieu of their annual director cash compensation, an option exercisable to purchase 5,000 shares of Common Stock, at the fair market value thereof on the date of grant. Mr. Weiss elected to receive such an option in lieu of the annual cash compensation to which he would have been entitled for calendar 2000.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

         The following table sets forth, as of September 10, 2000, the number of shares of the Company's Common Stock beneficially owned by each director and executive officer, by the directors and executive officers of the Company as a group and by each holder known to the Company of at least 5% of the Company's outstanding common stock. Unless otherwise indicated in the footnotes, each of the stockholders has sole voting and investment power over the shares beneficially owned. As required by rules of the Securities and Exchange Commission, the table includes all stock options held by the directors or named executive officers because all options will become exercisable immediately before the Wilmar merger, regardless of their original vesting schedule. However, all of the options included in the table will be canceled in the merger without any payment to the holder because they have exercise prices greater than the $13.15 per share merger price, with the exception of 5,000 options held by Morry Weiss, which have an exercise price of $9.44 per share.


                                                       Amount and Nature
                                                         of Beneficial                Percent of
  Name of Beneficial Owner                                 Ownership                     Stock
  ------------------------                             ------------------             -----------

Waxman Industries, Inc.(1)                                 7,025,807                     43.2%
Melvin Waxman(2)(3)                                        7,149,807                     43.7%
Armond Waxman(2)(3)                                        7,150,507                     43.7%
Artisan Partners Limited Partnership(4)                    1,259,400                      7.7%
Sheldon Adelman(3)                                            35,000                      *
Morry Weiss(3)                                                60,000                      *
William R. Pray(5)(6)                                        224,162                      1.4%
Andrea M. Luiga(5)                                            67,199                      *
Alfred C. Poindexter(5)(6)                                    41,655                      *
David R. Janosz(5)                                            15,000                      *
Directors and executive officers
      as a group (8 individuals)(2)(5)(6)                  7,717,523                     45.7%
----------------------------------------------

* Less than 1%.
(1) The shares beneficially owned by Waxman Industries, Inc. are owned through its wholly-owned subsidiary, Waxman USA Inc. The address of Waxman Industries, Inc. and Waxman USA Inc. is 24460 Aurora Road, Bedford Heights, Ohio 44146.

(2) Includes 7,186,530 shares of common stock owned by Waxman USA Inc. Each of Messrs. Melvin and Armond Waxman may be deemed to be the beneficial owners of such shares by virtue of their respective positions as co-chief executive officers and chairman of the board and president, respectively, of Waxman USA Inc. Messrs. Armond and Melvin Waxman have disclaimed beneficial ownership of the shares owned by Waxman USA Inc.

(3) Includes for each of Messrs. Melvin Waxman, Armond Waxman, Adelman and Weiss an aggregate of 100,000, 100,000, 25,000 and 45,000 shares of common stock, respectively, which may be acquired upon the exercise of stock options issued under Barnett's 1996 Non-Employee Director Stock Option Plan. These options have exercise prices greater than the $13.15 per share price with the exception of 5,000 options held by Morry Weiss, which have an exercise price of $9.44 per share.

(4) The information about Artisan Partners Limited Partnership was obtained from a Schedule 13G filed on February 14, 2000 with the Securities and Exchange Commission and from a Schedule 13F filed with the Securities and Exchange Commission reporting ownership as of March 31, 2000. The address of Artisan Partners Limited Partnership is 1000 North Water Street, #1770, Milwaukee, Wisconsin 53202. Artisan Partners Limited Partnership, an investment advisor, has shared voting and dispositive power over the shares shown.

(5) Includes for each of Mr. Pray, Ms. Luiga, Mr. Poindexter and Mr. Janosz 220,000, 65,000, 40,000 and 15,000 shares of common stock, respectively, which may be acquired upon the exercise of employee stock options. These options have exercise prices greater than the $13.15 per share merger price.

(6) Includes for Mr. Pray and Mr. Poindexter 1,665 and 556 shares of common stock, respectively, which they have to right to acquire under Barnett's employee stock purchase plan on September 30, 2000 and at the time of the Wilmar merger at a 15% discount from the lower of their then trading price or the trading price at the beginning of the purchase option period.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company engages in business transactions with Waxman Industries and its subsidiaries. Waxman Industries is a principal shareholder of the Company. Messrs. Melvin Waxman and Armond Waxman, directors of the Company, are directors, executive officers and shareholders of Waxman Industries. Products purchased for resale by the Company from Waxman Industries and its subsidiaries totaled approximately $19.1 million in fiscal 2000, and sales to these entities totaled approximately $18,000 in fiscal 2000. The Company also entered into a five year rental agreement with Waxman Industries in fiscal 1998 for the leasing of a warehouse facility in the normal course of business. The Company prepaid all rent totaling $500,000. This warehouse facility was purchased as part of the U.S. Lock acquisition from an indirect wholly-owned subsidiary of Waxman Industries and any unamortized prepaid rent was reduced from the purchase price of the acquisition.

         During fiscal 1999, the Company entered into a 10-year lease for a warehouse owned by a partnership in which Messrs. Melvin Waxman and Armond Waxman and members of their families own a controlling interest. Total rent paid during fiscal 2000 was $151,560. In addition, the Company entered into 10-year leases in fiscal 2000 for three additional warehouses owned by partnerships in which Messrs. Melvin Waxman and Armond Waxman and members of their families own a controlling interest. These additional leases provide for total annual rent of $642,400.

         On September 1,2000, the Company purchased 160,723 shares of its common stock from Waxman USA Inc., a wholly-owned subsidiary of Waxman Industries, pursuant to an agreement entered into in connection with the Wilmar merger. To facilitate the merger, the Company agreed to purchase $2 million in shares to enable Waxman USA to make an interest payment to its note holders. The number of shares purchased was determined based on the average closing price of the common stock during the ten trading days before the date of purchase.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements

     The following financial statements and schedules of the Company are included as Part II, Item 8 of this Form 10-K:


     (1)  Consolidated Financial Statements                                 Page
          ---------------------------------                                 ----

        Report of Independent Certified Public                               F-1
        Accountants

        Consolidated Balance Sheets - June 30,                        F-2 to F-3
        2000 and June 30, 1999

        Consolidated Statements of Income for the                            F-4
        years ended June 30, 2000, 1999 and 1998

        Consolidated Statements of Stockholders'                             F-5
        Equity for the years ended June 30, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows for                            F-6
        the years ended June 30, 2000, 1999 and
        1998

        Notes to Consolidated Financial Statements                   F-7 to F-14

     (2)  Supplementary Financial Information                               F-15
          -----------------------------------

(b) Financial Statement Schedule II, Valuation and Qualifying Accounts and Reserves for each of the three years ended June 30, 2000.

(C)  Exhibits:

Exhibit Number                              Exhibits
--------------                              --------

     2.2                   Agreement and Plan of Merger dated as of July 10,
                           2000 by and among Barnett Inc., Wilmar Industries,
                           Inc. And BW Acquisition, Inc. (Incorporated by
                           reference to Appendix 1 of Barnett Inc.'s definitive
                           proxy statement filed with the Securities and
                           Exchange Commission on August 28, 2000).
    3.2(2)                 Amended and Restated Certificate of Incorporation of
                           Barnett Inc.
    3.4(3)                 Amended and Restated By-Laws of Barnett Inc.
   10.1(1)                 Tax sharing agreement dated May 20, 1994 among
                           Barnett Inc., Waxman USA Inc., Waxman Industries,
                           Inc., each member of the Waxman Group (as defined
                           therein) and each member of the Waxman USA Group (as
                           defined therein).
   10.3(4)                 Intercorporate Agreement dated March 28, 1996 among
                           Barnett Inc., Waxman Industries Inc., Waxman Consumer
                           Products Group Inc., WOC Inc. and TWI, International,
                           Inc.
   10.4(4)                 Registration Rights Agreement dated March 28, 1996 by
                           and between Barnett Inc. and Waxman Industries, Inc.
   10.5(1)                 Trademark License Agreement dated May 20, 1994 by and
                           between Barnett Inc. and Waxman Consumer Products
                           Group Inc.
  *10.7(3)                 Amended and Restated Employment Agreement dated
                           March 8, 1996 between Barnett Inc. and William R.
                           Pray.
  *10.8(2)                 Omnibus Incentive Plan of Barnett Inc.
  *10.9(2)                 Stock Purchase Plan of Barnett Inc.
   10.10(7)                Amended Revolving Credit Agreement dated January 6,
                           1999 between Barnett Inc. and First Union National
                           Bank of Florida.

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



(1) Incorporated by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-1 (the "Registration Statement"), Registration No. 333-829, filed with Securities and Exchange Commission (the "SEC") on February 1, 1996.

(2) Incorporated by reference to the exhibit of the same number contained in Amendment No. 1 to the Company's Registration Statement, Registration No. 333-829, filed with SEC on March 5, 1996.

(3) Incorporated by reference to the exhibit of the same number contained in Amendment No. 3 to the Company's Registration Statement, Registration No. 333-829, filed with the SEC on March 25, 1996.

(4) Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

(5) Incorporated by reference to the exhibit of the same number contained in the Company's Registration Statement on Form S-1, Registration No. 333-22453, filed with the SEC on February 27, 1997.

(6) Incorporated by reference to Exhibit 4.1 contained in the Company's Registration Statement on Form S-8, Registration No. 333-30485, filed with the SEC on June 30, 1997.

(7) Incorporated by reference to the exhibit of the same number contained in the Company's Form 10-K405 for year ending June 30, 1999, filed with the SEC on September 22, 1999.

*        Management contract or compensatory plan or arrangement.

(d)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BARNETT INC.


                                       By  /s/  WILLIAM R. PRAY
                                       ----------------------------
                                              William R. Pray
Dated:  September 22, 2000             President and Chief Executive Officer

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


                 Name                                    Title                                           Date
                 ----                                    -----                                           ----

 /s/    WILLIAM  R.  PRAY              President, Chief Executive Officer and Director            September 22, 2000
 -------------------------------              (Principal Executive Officer)
        William R. Pray

/s/    ANDREA M.  LUIGA                Vice President - Finance and Chief Financial               September 22, 2000
--------------------------------            Officer (Principal Financial and
       Andrea M. Luiga                              Accounting Officer)

/s/    MELVIN WAXMAN                   Chairman of the Board and Director                         September 22, 2000
--------------------------------
       Melvin Waxman

/s/    ARMOND WAXMAN                   Vice-Chairman of the Board and Director                    September 22, 2000
--------------------------------
       Armond Waxman

/s/    SHELDON ADELMAN                 Director                                                   September 22, 2000
--------------------------------
       Sheldon Adelman


/s/    MORRY WEISS                     Director                                                   September 22, 2000
 -------------------------------
       Morry Weiss

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Barnett Inc. and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Barnett Inc. (a Delaware corporation) and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barnett Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a), Financial Statements and Supplementary Data, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Jacksonville, Florida
August 18, 2000

                          BARNETT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 2000 and 1999
                      (In Thousands, Except Per Share Data)


                                     ASSETS



                                                          June 30,
                                                          --------
                                                   2000               1999
                                                   ----               ----


Current Assets:
   Cash                                        $   9,703          $   3,421
   Accounts receivable, net                       37,729             35,914
   Inventories                                    61,220             52,733
   Prepaid expenses and other                      4,949              3,730
                                                --------           --------
         Total current assets                    113,601             95,798
                                                --------           --------
Property and Equipment:
   Machinery and equipment                        23,401             19,352
   Furniture and fixtures                          5,473              4,662
   Leasehold improvements                          9,729              8,265
   Building and improvements                       7,282              7,281
                                                --------           --------
                                                  45,885             39,560
Less accumulated depreciation
   and amortization                              (20,939)           (15,978)
                                                --------           --------
                                                  24,946             23,582
                                                --------           --------
Cost of businesses in excess of net
   assets acquired, net                           26,236             27,353
Other assets                                       5,219              2,453
                                                --------           --------
                                               $ 170,002          $ 149,186
                                                ========           ========










       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          BARNETT INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                             June 30, 2000 and 1999

                      (In Thousands, Except Per Share Data)


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  June 30,
                                                                  --------
                                                             2000         1999
                                                             ----         ----


Current Liabilities:
   Accounts payable                                       $ 25,410    $  20,061
   Accrued liabilities                                       4,656        4,061
   Accrued income taxes                                         --          151
   Accrued interest                                            352          342
                                                                --           --
         Total current liabilities                          30,418       24,615
                                                           -------     --------

Commitments and Contingencies (Notes 2,4,5,6,8
and 10)

Long - term debt                                            33,000       33,000
                                                           -------     --------

Stockholders' Equity:
   Serial preferred stock, $ 0.10 par value,
     10,000 shares authorized, 0 shares
      issued and outstanding at June 30, 2000
      and 1999                                                  --           --
   Common stock, $ 0.01 par value,
     40,000 shares authorized, 16,264 and
     16,218 issued and outstanding at
     June 30, 2000 and 1999, respectively                      163           162
   Paid-in capital                                          48,277        47,937
   Retained earnings                                        58,144        43,472
                                                           -------      --------
                                                           106,584        91,571
                                                           --------     --------
                                                          $ 170,002    $ 149,186
                                                           ========     ========

















       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                          BARNETT INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                For the Years Ended June 30, 2000, 1999 and 1998

                      (In Thousands, Except Per Share Data)



                                                         2000                 1999                1998
                                                         ----                 ----                ----

Net sales                                            $  281,471           $  241,374          $  199,578
Cost of sales                                           189,273              161,183             132,135
                                                      ---------            ---------           ---------
   Gross profit                                          92,198               80,191              67,443
Selling, general and administrative
  expenses                                               65,056               53,906              44,061
                                                      ---------            ---------           ---------
Operating income                                         27,142               26,285              23,382
Non-recurring merger costs                                  734                   --                  --
Interest expense, net                                     1,892                1,217                 157
                                                      ---------            ---------           ---------
   Income before provision for
     income taxes                                        24,516               25,068              23,225
Provision for income taxes                                9,844                9,853               8,948
                                                      ---------            ---------           ---------
Net income                                           $   14,672           $   15,215          $   14,277
                                                      =========            =========           =========

Earnings per common share:
Basic                                                $     0.90           $     0.94          $     0.88
Diluted                                              $     0.90           $     0.94          $     0.87

Weighted average shares outstanding:
Basic                                                    16,242               16,195              16,179
Diluted                                                  16,249               16,200              16,341




       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                          BARNETT INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                For the Years Ended June 30, 2000, 1999 and 1998
                                 (In Thousands)


                                                                                                                    Total
                                                     Serial                                                        Stock-
                                                   Preferred         Common         Paid-in       Retained        holders'
                                                     Stock           Stock          Capital       Earnings         Equity
                                                   ---------         ------         --------      --------        --------

Balance June 30, 1997                                 --              160            46,471         13,980          60,611
Net income                                                                                          14,277          14,277
Common stock issued for:
   Acquisition of LeRan Gas Products                                                    600                            600
   Exercise of options                                                  1               415                            416
   Employee stock plans                                                                 195                            195
Tax benefits related to
   stock option plans                                                                    62                             62
                                                    -------          ------         -------       --------        --------
Balance June 30, 1998                                 --              161            47,743         28,257          76,161
Net income                                                                                          15,215          15,215
Common stock issued for:
   Exercise of options                                                  1                79                             80
   Employee stock plans                                                                  49                             49
Tax benefits related to
   stock option plans                                                                    66                              66
                                                    --------         -------        -------       ---------       ---------
Balance June 30, 1999                                 --              162            47,937          43,472          91,571
Net income                                                                                           14,672          14,672
Common stock issued for:
   Employee stock plans                                                 1               337                             338
Tax benefits related to
   stock option plans                                                                     3                               3
                                                    --------         -------        -------       ---------       ---------
Balance June 30, 2000                                 --            $ 163          $ 48,277      $   58,144      $  106,584
                                                    ========         =======        =======       =========       =========




       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                          BARNETT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Years Ended June 30, 2000, 1999 and 1998
                                 (In Thousands)



                                                                               2000                1999               1998
                                                                               -----               ----               ----

Cash Provided By
Operations:
   Net income                                                                $ 14,672           $  15,215         $  14,277
   Adjustments to reconcile net income
    to net cash provided by operations:
       Depreciation and amortization                                            5,735               4,933             3,813
       Deferred taxes                                                            (590)               (141)             (365)
   Changes in assets and liabilities (net of businesses acquired):
       Accounts receivable, net                                                (1,815)             (4,160)           (6,186)
       Inventories                                                             (8,487)             (5,944)           (4,840)
       Prepaid expenses and other                                                (629)               (791)             (753)
       Other assets                                                            (2,423)             (1,213)             (295)
       Accounts payable                                                         5,349               2,088             2,258
       Accrued liabilities                                                        454                 516              (292)
                                                                              -------            --------          --------
        Net cash provided by operations                                        12,266              10,503             7,617
                                                                              -------            --------          --------
Investments:
    Capital expenditures, net                                                  (6,325)             (7,013)           (9,783)
    Acquisition of LeRan Gas Products                                              --                  --            (3,200)
    Acquisition of U.S. Lock                                                       --             (33,000)               --
                                                                              -------            --------          --------
         Net cash used for investments                                         (6,325)            (40,013)          (12,983)
                                                                              -------            --------          --------
Financing:
    Net proceeds from issuance of common stock                                    341                 195               673
    Borrowings under credit agreement                                             705              48,727            39,414
    Payments under credit agreement                                              (705)            (49,441)          (38,700)
    Borrowings in connection with acquisition
     of U.S. Lock                                                                  --              33,000               --
                                                                              -------            --------          --------
        Net cash provided by financing                                            341              32,481             1,387
                                                                              -------            --------          --------
Net increase (decrease) in cash                                                 6,282               2,971            (3,979)
Cash, beginning of period                                                       3,421                 450             4,429
                                                                              -------            --------          --------
Cash, end of period                                                          $  9,703           $   3,421         $     450
                                                                              =======            ========          ========



       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                          BARNETT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For The Years Ended June 30, 2000, 1999 and 1998
                      (In Thousands, except per share data)


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

         C.  Accounts Receivable

         The Company's trade receivables are exposed to credit risk. The majority of the market served by the Company is comprised of numerous individual accounts, none of which is individually significant. The Company monitors the creditworthiness of its customers on an ongoing basis and provides a reserve for estimated bad debt losses. The Company had allowances for doubtful accounts of $1,983 and $1,980 for June 30, 2000 and 1999, respectively. Bad debt expense totaled $979 in fiscal 2000, $872 in fiscal 1999, and $616 in fiscal 1998.

         D.  Inventories

         At June 30, 2000 and 1999, inventories are stated at the lower of first-in, first-out (FIFO) cost or market. The Company regularly evaluates its inventory carrying value, with appropriate consideration given to any excess and/or slow-moving inventories.

         E.  Property and Equipment

         Property and equipment are stated at cost. For financial reporting purposes, machinery and equipment and furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives of 5 to 7 years. Leasehold improvements are amortized over the life of the improvement or remaining period of the lease, whichever is shorter. Building and improvements are depreciated on a straight-line basis over their estimated useful life of 39 years. Expenditures for maintenance and repairs are charged against income as incurred. Betterments which increase the value or materially extend the life of the assets are capitalized and amortized over the period which the life is extended. For income tax purposes, accelerated methods are used. Depreciation and amortization expense totaled $4,961 in fiscal 2000, $4,144 in fiscal 1999 and $3,183 in fiscal 1998.

         F.  Cost of Businesses in Excess of Net Assets Acquired

         Cost of businesses in excess of net assets acquired is being amortized over 40 years, using the straight-line method. Management has evaluated its accounting for goodwill, considering such factors as historical profitability and future undiscounted operating cash flows, and believes that the asset is realizable and the amortization period is appropriate. Goodwill amortization expense totaled $774 in fiscal 2000, $470 in fiscal 1999 and $173 in fiscal 1998. The accumulated amortization of goodwill at June 30, 2000 and 1999 was $2,957 and $2,183, respectively. The Company periodically assesses all long-lived assets, including goodwill, to determine if there is impairment. Based on these evaluations, there were no adjustments in the carrying value of the long-lived assets for fiscal 2000 and 1999.

         G.  Deferred Advertising

         Costs of producing and distributing sales catalogs and promotional flyers are capitalized and charged to expense in the periods in which the related sales occur. Total advertising expense capitalized was $407 and $752 in fiscal years 2000 and 1999, respectively. Total advertising expenses were $2,296, $2,922 and $2,313 in fiscal years 2000, 1999 and 1998, respectively.

         H.  Deferred Start-Up Costs

         Prior to July 1, 1999, the costs of establishing local distribution centers were capitalized and charged to expense over a 12 month period. Total capitalized start-up costs were $0 and $207 in fiscal years 2000 and 1999, respectively. Amortization expense totaled $0, $319, and $456 in fiscal years 2000, 1999 and 1998, respectively. Statement of Position ("SOP") No. 98- 5, "Reporting on the Costs of Start-Up Activities", which is effective for fiscal years beginning after December 15, 1998, requires all start-up and organizational costs to be expensed as incurred. The Company adopted this statement on July 1, 1999.

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

         K.  Earnings Per Share

         Basic earnings per share is calculated based on weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated based on the weighted average number of shares of common stock outstanding and common stock equivalents, consisting of outstanding stock options. Common stock equivalents are determined using the treasury method for diluted shares outstanding. The difference between diluted and basic shares outstanding are common stock equivalents from stock options outstanding in the years ended June 30, 2000, 1999, and 1998.

         L.  Financial Statement Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         M.  Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, including cash, trade receivables, and accounts payable, approximate their fair values due to the short-term nature of these assets and liabilities. The Company believes that the fair value of its long-term debt approximates its carrying value.

         N.  Stock-Based Compensation

         The Company accounts for its stock-based compensation plan using the intrinsic value approach of Accounting Principles Board ("APB") Statement No. 25 "Accounting for Stock Issued to Employees". The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, for footnote disclosure purposes only, the Company computes its earnings and earnings per share on a pro forma basis as if the fair value method had been applied.

         O.  Statements of Cash Flows

         The Company's non-cash investing and financing activities were as follows:

                                                                           2000            1999           1998
                                                                           ----            ----           ----
         Business Acquisitions:
            Fair value of identifiable asset acquired                       $ -           $12,015        $3,500
            Liabilities assumed                                               -             2,023           996
            Issuance of common stock                                          -               -             600
         Tax benefits related to stock option plan                            3                66            62

         P.  Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments (including certain derivative instruments imbedded in other contracts). SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The adoption of this standard is not expected to have a material impact on reported results of the Company's operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101,"Revenue Recognition in Financial Statements", which summarizes the staff's view in applying existing Generally Accepted Accounting Principles ("GAAP") to selected revenue recognition issues. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of this bulletin is not expected to have a material impact on the reported results of the Company's operations.

         Q. Reclassifications

         Certain fiscal year 1999 amounts have been reclassified to conform to the current year's presentation. These reclassifications had no effect on reported earnings.

2.       Debt
         ----

         In April 1996, the Company entered into a revolving credit agreement with First Union National Bank of Florida ("First Union") for an unsecured three-year credit facility providing borrowings of up to $15.0 million, including a letter of credit subfacility of $4.0 million. On January 6, 1999, in connection with the acquisition of U.S. Lock, (See Note 9) the Company entered into an amended and restated credit agreement, (the "Credit Agreement"), with First Union. The Credit Agreement provides for an unsecured revolving credit facility and letter of credit facility providing borrowings of up to $15.0 million expiring December 31, 2001, and a seven year term loan of $33.0 million, proceeds of which were used to purchase U.S. Lock. Borrowings under the revolving credit facility bear interest at LIBOR plus 75 basis points. The Company is required to pay a commitment fee of 0.1% per annum on the unused commitment. The Company entered into an interest rate swap to minimize the risk and costs associated with changes in interest rates. The swap agreement is a contract to exchange the variable rate of three-month LIBOR + .825% on its term loan for fixed interest rate payments of 6.29%, payable quarterly. The interest swap has a notional amount of $33.0 million and a maturity date of December 31, 2005, corresponding with the term loan. The interest rate swap had a fair value of $1.5 million and $1.0 million at June 30, 2000 and 1999, respectively. The outstanding principal balance of the term loan is payable in 19 equal and consecutive quarterly payments of 1/20th of the original outstanding balance of the term loan commencing on April 30, 2001. All remaining unpaid principal and all accrued and unpaid interest thereon is due and payable in full on December 31, 2005.

         In July 1999, the Company entered into a credit agreement with Bank of America, N.A. for a letter of credit facility which shall not exceed $5,000,000. This letter of credit facility replaces the sub-facility with First Union.

         Both credit agreements contain customary affirmative and negative covenants, including certain covenants requiring the Company to maintain debt to net worth, interest coverage and current ratios, as well as a minimum net worth test. At June 30, 2000, there were $0 of borrowings under the revolving credit agreement and there were $3.5 million of letters of credit outstanding.

         The Company made interest payments of $2.1 million in fiscal 2000, $891 in fiscal 1999 and $164 in fiscal 1998.

3.       Income Taxes
         ------------

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

                                      Fiscal Year Ended June 30,


                                 2000                1999              1998
                                 ----                ----              ----
     Current:
     U.S. Federal             $  9,051            $  8,690          $  8,095
     State                       1,383               1,304             1,218
                               -------             -------           -------
                                10,434               9,994             9,313
     Deferred:                    (590)               (141)             (365)
                               -------             -------           -------
                              $  9,844            $  9,853          $  8,948
                               =======             =======           =======

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The deferred tax assets and liabilities are as follows and are included in prepaid expenses and other in the accompanying consolidated balance sheet:


                                                       June 30,
                                                 2000             1999
                                                 ----             ----

     Inventories                                $1,135           $  970
     Accounts receivable                           561               476
     Accrued benefits                              382               242
     Other                                         306               292
                                                 -----            ------
     Deferred tax assets                         2,384             1,980
                                                 -----            ------
     Property                                     (780)             (733)
     Deferred costs                               (157)             (390)
                                                 -----            ------
     Deferred tax liabilities                     (937)           (1,123)
                                                 -----            ------
     Net deferred tax assets                    $1,447           $   857
                                                 =====            ======


     The following table reconciles the U.S. statutory rate applied to pretax income to the Company's provision for income taxes:


                                      Fiscal Year Ended June 30,

                                             2000         1999         1998
                                             ----         ----         ----
     U.S. Statutory rate applied
       to pretax income                    $ 8,581      $ 8,776      $ 8,129
     State taxes, net                          829          848          792
     Goodwill amortization                     298          181           49
     Other                                     136           48          (22)
                                            ------       ------       ------
     Provision for income taxes            $ 9,844      $ 9,853      $ 8,948
                                            ======       ======       ======

         All deferred tax assets are considered to be realizable due to assumed future taxable income; thus, no valuation allowance has been recorded against the deferred tax assets.

         The Company made federal income tax payments of $8,700, $8,972 and $7,876 in fiscal 2000, 1999 and 1998, respectively, and state income tax payments of $1,874, $2,025 and $1,496 in fiscal 2000, 1999 and
         1998, respectively.

4.       Lease Commitments
         -----------------

         The Company leases its distribution centers and office facilities as well as certain equipment under operating lease agreements, which expire at various dates through 2010 with, in some cases, options to extend the terms of the leases.

         Future minimum payments, by year and in the aggregate, consist of the following at June 30, 2000:

               2001                                   $  5,111
               2002                                      4,710
               2003                                      3,852
               2004                                      3,192
               2005                                      1,933
               Thereafter                                7,052
                                                       -------
               Total future minimum lease
                    payments                          $ 25,850
                                                       =======


         Total rent expense was $5,281 in fiscal 2000, $4,104 in fiscal 1999 and $3,458 in fiscal 1998.

5.       Benefit Plans
         -------------

         During fiscal 1997, the Company established a 401(k) retirement plan for employees. Employees are able to contribute up to 15% of pretax compensation and control the investment options for their entire account. Employees vest in Company contributions ratably over 5 years of service.

         Company contributions to the 401(k) plan are discretionary and may be changed each year as determined by the Board of Directors. In fiscal 2000 and 1999, the Company contributed $294 and $251, respectively, in matching contributions to the Company's 401(k) plan. The Board of Directors approved a 50% match of up to 4% of employee contributions for fiscal 2000.

         The Company offers no other post-retirement or post-employment benefits to its employees.

6.       Employee Stock Plans
         --------------------

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

         In fiscal 2000, 1999 and 1998, the Company granted options to employees which vest over four years and are exercisable for a ten year period. The following table sets forth stock options granted, exercised, canceled, expired and outstanding for each of the fiscal years ended 2000, 1999 and 1998:

                                              2000                          1999                            1998
                                              ----                          ----                            ----
                                                    Weighted                        Weighted                       Weighted
                                                    Average                         Average                         Average
                                     Shares         Exercise         Shares         Exercise        Shares         Exercise
                                     (000's)         Price           (000's)         Price          (000's)          Price
                                     -------        ---------        -------        ---------       -------        --------
Outstanding at
  beginning of year                  1,035.2         $17.39           937.4          $18.02          780.0          $16.91
Granted                                 69.0          $9.62           152.5          $13.71          215.0          $21.80
Exercised                                0.0          $0.00            (5.7)         $14.00          (26.2)         $14.00
Canceled / Expired                     (32.0)        $14.83           (49.0)         $18.17          (31.4)         $19.63
                                     -------                        -------                         ------
Outstanding at end of                1,072.2         $16.97         1,035.2          $17.39          937.4          $18.02
  year                               =======                        =======                         ======
Exercisable at end of                  743.3         $17.04           497.6          $16.86          276.7          $15.97
year
Weighted average fair
  value of options
  granted during the
  year                                 $4.76                          $7.18                          $9.51

         As of June 30, 2000, 748 shares of common stock are available for issuance under the plan. The information relating to the different ranges of exercise prices of stock options as of June 30, 2000 are as follows:


                                        Options Outstanding                                     Options Exercisable
                                        -------------------                                     -------------------

                                                     Weighted
                                Number of            Average             Weighted            Number of
                                 Options            Remaining            Average              Options
 Actual Range of               Outstanding         Contractual           Exercise           Exercisable         Weighted Average
 Exercise Prices               at 6/30/00              Life               Price             at 6/30/00           Exercise Price
 ---------------               ----------              ----               -----             ----------           --------------

$ 7.50 to $11.00                   91.5                9.2                $9.46                  6                   $8.91
$12.13 to $15.38                  513.7                6.3                $14.15               434.5                 $14.04
$18.25 to $27.25                  467.0                6.6                $21.53               302.8                 $21.49
                                -------                                                        -----
$ 7.50 to $27.25                1,072.2                6.7                $16.96               743.3                 $17.04
                                =======                                                        =====

         The Company has chosen to continue to account for its options under the provisions of APB Statement No. 25 "Accounting for Stock Issued to Employees" and thus has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans, as the exercise price of options granted were equal to the fair value at the date of grant. Pro forma net income and earnings per common share for the fiscal years ended 2000, 1999, and 1998, assuming the Company had accounted for the plans as defined in SFAS No. 123, are as follows:


                                      2000           1999           1998
                                      ----           ----           ----

Net Income-as reported               $14,672        $15,215        $14,277
Net Income-pro forma                 $12,697        $13,297        $12,422
Basic Earnings per share-
as reported                           $0.90          $0.94          $0.88
Basic Earnings per share-
pro forma                             $0.78          $0.82          $0.77
Diluted Earnings per
share-as reported                     $0.90          $0.94          $0.87
Diluted Earnings per
share-pro forma                       $0.78          $0.82          $0.76

         The assumptions regarding the stock options issued to employees in fiscal 2000, fiscal 1999 and fiscal 1998 are that the options vest equally over four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions. In fiscal 2000: dividend yield of 0.0%; expected volatility of 47.0%; risk free interest rate of 6.21%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years. In fiscal 1999: dividend yield of 0.0%; expected volatility of 55.0%; risk free interest rate of 4.63%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years. In fiscal 1998: dividend yield of 0.0%; expected volatility of 38.4%; risk free interest rate of 6.05%; turnover rate of 10% for employees and 0% for executives; and expected life of options of 5 years.

         The ESPP enables employees of the Company to subscribe for shares of common stock on annual offering dates at a purchase price which is 85% of the fair market value of the shares on the first day of the annual period. Employee contributions to the ESPP were $338, $49, and $195 for fiscal 2000, 1999, and 1998, respectively. Pursuant to the ESPP, 46, 6, and 11 shares were issued to employees during fiscal 2000, 1999, and 1998, respectively.

7.       Related Party Transactions
         --------------------------

         The Company engages in business transactions with Waxman Industries, the Company's former parent, and its subsidiaries. Waxman owned 44.2% and 44.3% of the Company's common stock as of June 30, 2000 and 1999, respectively. Products purchased for resale from Waxman Industries and its subsidiaries totaled $19,070 in fiscal 2000, $18,176 in fiscal 1999 and $15,307 in fiscal 1998. Sales to these entities totaled $18 in fiscal 2000, $79 in fiscal 1999 and $517 in fiscal 1998. The Company also entered into a five year rental agreement with Waxman Industries in fiscal 1998 for the leasing of a warehouse facility in the normal course of business. The Company prepaid all rent totaling $500. This warehouse facility was purchased as part of the U.S. Lock acquisition (See Note 9) and any unamortized prepaid rent was reduced from the purchase price of the acquisition. See Note 9 for the acquisition of LeRan Gas Products and U.S. Lock.

         The Company and Waxman Industries formerly provided to, and received from each other certain selling, general and administrative services,("S,G&A") expenses, and reimbursed each other for out-of-pocket disbursements related to those services. The Company charged Waxman and was reimbursed for $0, $293 and $431 for S,G&A expenses in each of fiscal 2000, 1999 and 1998. The Company was charged by and reimbursed Waxman $0, $65 and $0 for S,G&A expenses during fiscal 2000, 1999 and 1998, respectively.

         During fiscal years 2000 and 1999, the Company entered into various leases for warehouses owned by a partnership in which Messrs. Melvin Waxman and Armond Waxman and members of their families own a controlling interest. Total rent paid under such leases during fiscal 2000 and 1999 was $606 and $126, respectively.

8.       Commitments and Contingencies
         -----------------------------

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's financial position, liquidity or results of operations.

9.       Acquisitions
         ------------

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


                                        Fiscal Year               Fiscal Year
                                        ------------              -----------
                                       Ended 6-30-99              Ended 6-30-98
                                       -------------              -------------

Net sales                                 $254,736                   $222,339
Net income                                 $15,281                    $14,092
Diluted earnings per share                   $0.94                      $0.86



10.      Subsequent Event
         ----------------

         On July 10, 2000, the Company announced that it had entered into a definitive merger agreement with Wilmar Industries, Inc., whereby Wilmar would acquire all of the outstanding common stock of the Company for $ 13.15 per share of common stock in cash, or approximately $214 million, plus the assumption of debt. It is anticipated that the transaction will close in the second quarter of the Company's fiscal year 2001 and will be accounted for as a purchase. The Company recorded $734 of non-recurring merger costs in fiscal year 2000 for investment banking fees, legal fees and other expenses.

                 SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

Quarterly Results of Operations:

         The following is a summary of the unaudited quarterly results of operations for the fiscal years ended June 30, 2000 and 1999 (in thousands, except per share amounts)


                                                                                                  Diluted
                                                                                                  Earnings
                                  Net                     Gross                    Net              Per
                                 Sales                    Profit                  Income           Share
                                 -----                    ------                  ------          --------
2000

Fourth                          $69,651                   $22,649                 $2,621           $0.16
Third                            73,348                    24,463                  3,921            0.24
Second                           71,072                    23,352                  4,512            0.28
First                            67,400                    21,734                  3,618            0.22

1999

Fourth                          $66,984                   $22,131                 $3,882           $0.24
Third                            63,879                    21,606                  3,827            0.24
Second                           58,120                    19,278                  4,065            0.25
First                            52,391                    17,176                  3,441            0.21

                          BARNETT INC. AND SUBSIDIARIES

                  VALUATION AND QUALIFYING ACCOUNT AND RESERVES
                                   SCHEDULE II
                                 (In Thousands)


                                                                                                        Additions
                                                                  Additions                             Charged to         Balance
                                             Balance at           Charged to                               Other          at End of
                                            Beginning of          Costs and           Deductions         Accounts           Period
                                               Period              Expenses              (A)                (B)

Allowance for Doubtful Accounts:
  Fiscal Year Ended June 30, 2000             $1,980                  979                (976)                0             $1,983
  Fiscal Year Ended June 30, 1999             $1,231                  872                (766)               643            $1,980
  Fiscal Year Ended June 30, 1998               $864                  616                (668)               419            $1,231



(A)      Uncollectible accounts written off, net of recoveries

(B) Allowance for doubtful accounts resulting from the acquisitions of U.S. Lock in fiscal 1999 and LeRan Gas Products in fiscal 1998.